Form 10KSB
period 2007-09-30
Gryphon Resources, Inc.
filed 2007-12-19
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________

Commission File # 333-140880

GRYPHON RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0486176
(IRS Employer Identification Number)

6550 Raleigh Street
Vancouver, British Columbia, Canada V5S 2W8
(Address of principal executive offices)

(778) 891-7072
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:                                             Name of each exchange on which registered:
None                                                                The issuer’s shares are not yet listed for trading on an
                                                                         exchange or stock market

Securities registered under Section 12(g) of the Exchange Act:

Title of class:
Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes [  ]  No [X]

The issuer earned $nil revenues of during fiscal year 2007.

Based on the closing price (stock symbol GRYO:OB) on December 13, 2007 of $0.00, the aggregate market value of the 2,450,000 common shares held by non-affiliates was $nil.

The issuer had 4,950,000 shares of common stock issued and outstanding as of December 17, 2007.

Transitional Small Business Disclosure Format (Check One):   Yes [  ]  No [X]

ii

iii

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

This annual report on Form 10-KSB contains "forward-looking statements" relating to the registrant, Gryphon Resources, Inc., which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this annual report on Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", “expect”, "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

OVERVIEW OF COMPANY

Gryphon Resources, Inc. (“Gryphon”, “We”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006 under the name Gryphon Oil & Gas, Inc. On March 22, 2007, our name was changed to Gryphon Resources, Inc. to more accurately reflect the nature of our operations. To date, we have had no revenues. We have also received a going concern opinion from our auditors, because we are an exploration stage company and have accumulated a deficit of $(48,265) for the period from January 16, 2006 (inception) to September 30, 2007. Our auditors have substantial doubt about our ability to continue as a going concern. Our Articles of Incorporation, filed with the Secretary of State of Nevada, provides among other things that the Board of Directors be composed of Lou Jurinak. Our authorized capital consists of 100,000,000 Common Shares. No Non-Voting Common or Preferred Shares have been authorized. Upon incorporation, our Board of Directors appointed Lou Jurinak to the offices of President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chair of the Board of Directors, Secretary, Treasurer and Chair of the Company’s Audit Committee. We are currently engaged in the business of acquiring and exploring properties for the existence of commercially viable deposits of gold in Canada. We may also pursue other mineral exploration projects as opportunities arise.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company. Our fiscal year end is September 30th.

Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings.

On January 16, 2006, we authorized the issuance of 2,500,000 shares of our $0.001 par value common stock to our President and sole director, Lou Jurinak. These shares were sold at the price of $0.001 per common share and were issued pursuant to Regulation S or the Securities Act of 1933, as amended (“Regulation S”).  Total proceeds received from Mr. Jurinak amounted to $2,500. We did not engage in any general solicitation or advertising regarding these shares.

On March 15, 2006, our board of directors also authorized us to proceed, on a best efforts basis, with an offering of up to 3,000,000 of our common shares through a Regulation S offering to non-US residents at a price of $0.02 per share in order to raise operating capital for the Company.

Between March 15, 2006 and April 15, 2006, pursuant to Regulation S, we accepted subscription agreements in respect of an aggregate of 2,450,000 shares of our $0.001 par value common stock from 35 investors in private placement transactions. These sales were made at the price of $0.02 per common share resulting in gross proceeds to the Company of $49,000. The sale price of our common stock was the result of negotiations between the respective purchasers and the Company and was not based on book value of our assets. We did not engage in any general solicitation or advertising in respect of the sales of our securities and no offers or sales were made to U.S. persons nor were any offers or sales made in the U.S. The offering was closed by way of Board Consent on June 1, 2006.

We currently employ one person, namely Lou Jurinak, who is responsible for all the daily activities of the Company. He presently devotes whatever time is deemed necessary to fulfill the obligations of the Company. At such time as he becomes unable to handle the daily operations of the Company, he expects to hire additional personnel as is required.

OUR BUSINESS

We are in the business of researching, acquiring and exploring properties for the existence of commercially viable quantities of gold in Canada. The Company’s goal is to identify and either purchase or option certain interests in various gold prospects with a view to extracting gold from the same and generating a profit either alone or by partnering with other companies with greater resources than ours.

On May 9, 2006, the Company entered into an asset purchase agreement with Scott Bell, of P.O. Box 228, La Ronge, Saskatchewan, Canada, S0J 1L0 wherein we purchased from Mr. Bell all rights and interests in three gold prospects bearing the Government of Saskatchewan Claim Numbers S-109012, S-109013 and S-109014 (the “Claims” or the “Properties”).  The Claims represent an aggregate of approximately 1,027 hectares of land located on the west side of McKay Lake, located approximately 25 miles north east of La Ronge, Saskatchewan, Canada.  This area has become known as the “The La Ronge Gold Belt”. The properties do not have any proven gold deposits. The Company will be required to extensively explore its current Claims in order to determine if any gold in commercially viable quantities is present. The purchase price paid to Mr. Bell for the

Claims was $18,998.00 and the Claims were transferred to Gryphon Resources, Inc. on July 20, 2006 and all appropriate documents reflecting the transfer were filed with the Government of Saskatchewan. We are not required to input any money into these Claims for a period of two years from July 20, 2006. If we pass the two-year period, we must pay the government of Saskatchewan the sum of $12 (Cdn $12) per hectare retroactive to July 20, 2006.

Our claims are located approximately 45 kilometers north east of La Ronge, Saskatchewan and access is made available from a main highway which defines the northern boundary of the claims.

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the province of Saskatchewan.

The following is a map of our Claims.

In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown.

Our claims are recognized, issued and recorded by the Province of Saskatchewan. The claim holder has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the claim continued vertically downward.

The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is, the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

INDUSTRY OVERVIEW

Competition

The exploration for, and the acquisition of gold properties is subject to intense competition. Due to our recent organization, limited capital and personnel, we may be at a competitive disadvantage compared to other companies with regard to exploration and, if warranted, development. In general, properties with a higher grade of recoverable material or which are more readily mineable afford the owner a competitive advantage. Our present limited funding means that our ability to compete for properties to be explored and developed is limited. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims, there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration, our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest. Our inability to develop our mining properties due to lack of funding, even if warranted, could have a material adverse effect on our operation and financial position.

Government Regulation

The exploration activities of the Company are subject to various federal, provincial and local laws governing prospecting, development, production, taxes, labour standards and occupational health, mine safety, toxic substances and other matters. Exploration activities are also subject to various federal, provincial and local laws and regulations relating to the protection of the environment. These laws mandate, among other things, the maintenance of air and water quality standards, and land reclamation. These laws also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Although the Company’s exploration activities are currently carried out in accordance with all applicable rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail production or development. Amendments to current laws and regulations governing operations and activities of exploration, mining and milling or more stringent implementation thereof could have a substantial adverse impact on the Company.

All phases of the Corporation’s operations are subject to environmental regulation in the various jurisdictions in which it operates or may operate in the future. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Corporation’s operations. Environmental hazards may exist on the properties on which the Corporation holds interests which are unknown to the Corporation at present and which have been caused by previous or existing owners or operators of the properties.

REPORTS TO SECURITY HOLDERS

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

On August 14, 2007 the Securities and Exchange Commission (“SEC”) completed its review of our registration statement on Form SB-2 and the statement became effective. We are now a reporting company and therefore will be filing Forms 10-QSB quarterly reports and Forms 10-KSB annual reports with the SEC. We will also be filing other reports including reports on Form 8-K, proxy and information statements and other information regarding the Company.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we are an electronic filer and as such, all items filed by us are available through an Internet site maintained by the SEC which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which site is available at http://www.sec.gov.

ITEM 2.     DESCRIPTION OF PROPERTY

We presently operate from the home of our President, who provides these premises to the company rent free. We intend to continue operating from these premises until such time as management determines that other space or employees are required. These premises are located at 6550 Raleigh Street, Vancouver, British Columbia, Canada, ph: 778.891.7072, fax: 604.488.0239.

The Company does not have any investments or interests in real estate, nor real estate mortgages, nor in securities nor interests in persons primarily engaged in real estate activities and therefore has no investment policies related to such matters. There is no limitation on the Company acquiring such interests and there is no limitation on the percentage of assets which the Company might invest in any one of such investments. Additionally, there is no requirement for the Board of Directors to seek approval through a vote of security holders for changes to any such policies if such investment policies were implemented in the future. It is not a policy of the Company to acquire assets primarily for possible capital gains nor primarily for income. At this time the Company has no intention of investing in any of the aforementioned investments.

The Company owns a mineral claim, which had a total undepreciated value as of September 30, 2007 of $18,998 as detailed in Note 5 of the annual financial statements included in this report.

ITEM 3.     LEGAL PROCEEDINGS

There are no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended September 30, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares are not yet listed for trading on an exchange or stock market and therefore there is not a public market for its common equity. The Company has no senior securities outstanding.

Holders

As of December 17, 2007, the Company had 36 shareholders of its common shares.

Dividends

There are no restrictions that would limit the Company from paying dividends. The Company paid no dividends during the periods presented and has no intention of paying dividends in the foreseeable future.

Sales of Unregistered Securities

There were no sales of unregistered securities subsequent to the registration of the common shares of recorded on the Form SB-2 which became effective August 14, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

During the most recent fiscal year ended, the Company did not have any compensation plans nor individual compensation arrangements under which it might authorize the issuance of equity securities, options, or registration rights to employees or non-employees in exchange for consideration in the form of goods or services.

ITEM 6.     MANAGEMENTS’ DISCUSSION AND PLAN OF OPERATIONS

Overview

This annual report on Form 10-KSB contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth. For this purpose, any statement contained in this quarterly report on Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain gold minerals in Canada. The Company has no proven reserves of any kind at the current date of this registration statement. It is our intention to acquire interests in and to develop areas where gold deposits are thought to be.

The following discussion should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in the section entitled "Risk Factors" beginning on page 3 of our Form SB-2 registration statement. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

Results of Operations for the Comparative Fiscal Years ended September 30, 2007 And September 30, 2006:

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into two categories:
-       Professional fees
-       Administrative expenses

Professional Fees
Professional fees were $42,380 in the twelve months ended September 30, 2007 versus $nil for the same period ended September 30, 2006. During the current twelve month period professional fees were primarily composed of auditor fees for the audit of our September 30, 2007 financial statements and reviews of our quarterly financial statements required for use in our SB-2 filings. We also incurred accounting and legal fees for those reports. During the coming year, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $4,433 versus $1,214 respectively for the twelve month periods ended September 30, 2007 versus September 30, 2006. During the current period administrative fees were primarily composed of Edgar Agent filing fees related to our Form SB-2 filings, transfer agent fees, and general office expenses. We expect administrative fees to increase during the coming year.

Net Loss
We incurred net losses of $(47,022) for the twelve months ended September 30, 2007 compared with a net loss of $(1,243) for the same period ended September 30, 2006.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in mineral resource markets.

There can be no assurance that we will successfully address such risks, expenses and difficulties and cannot assure you that we will become profitable in the future.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares and $15,713 through shareholder loans. As of September 30, 2007 we had cash on hand of $11,208 and prepaid expenses of $500. We project we will need to attempt to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.     FINANCIAL STATEMENTS

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Fiscal Year Ended September 30, 2007

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet	F-3

Statement of Operations	F-4

Statement of Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-13

F-1 (10)

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors
Gryphon Resources, Inc.

We have audited the accompanying balance sheet of Gryphon Resources Inc. (An Exploration Stage Company) as of September 30, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30,2007 and for the period from January 16, 2006 (date of inception) through September 30, 2006 and the period from January 16, 2006 ( date of inception) through  September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gryphon Resources Inc  (An Exploration Stage Company) as of September 30 2007 and the results of its operations, stockholders’ equity, and its cash flows for the year ended September 30 2007 and for the  period from January 16,2006 (date of inception) to September 30, 2006 and from January 16, 2006 (date of inception) through September 30,2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has accumulated operating losses since its inception and has limited business operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

December 16, 2007

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Balance Sheet

September 30, 2007

ASSETS

CURRENT ASSETS
Cash - Note 2	$11,208
Prepaid expenses	500

Total current assets	11,708

OTHER ASSETS
Mineral property – Notes 1, 2, 5 and 6	18,998

Total other assets	18,998

Total assets	$30,706
=============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,520
Accrued liabilities	10,000
Shareholder advances – Note 9	15,951

Total current liabilities	27,471

COMMITMENTS AND CONTINGENCIES – Note 6

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value $0.001 authorized, 4,950,000 shares issued and outstanding – Note 8	4,950
Paid-in Capital – Note 8	46,550
Accumulated deficit in the exploration stage	(48,265)

Total stockholders’ equity	3,235

Total liabilities and stockholders’ equity	$30,706
=============

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Statements of Operations

	Fiscal Year ending September 30, 2007		January 16, 2006 (inception) through September 30, 2006	January 16, 2006 (inception) through September 30, 2007

EXPENSES:
Professional fees	$42,380		$-	$42,380
Administrative expenses	4,433		1,214	5,647

Total expenses	46,813		1,214	48,027

Net (loss) from Operations	(46,813)		(1,214)	(48,027)

Interest expense	(209)		(29)	(238)

Net (loss)	$(47,022)		$(1,243)	$(48,265)
	===============		===============	===============

Loss per common share	$(0.01)	$	Nil	$(0.01)

Weighted average shares Outstanding	4,950,000		3,319,188	4,274,639

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Statement of Stockholders’ Equity
From January 16, 2006 (inception) through September 30, 2007

				Deficit
				Accumulated
				During the	Total
	Common	Common	Paid-in	Exploration	Stockholders'
	Shares	Stock	Capital	Stage	Equity

Common shares issued for cash at $0.001 January 27, 2006	2,500,000	$2,500	$—	$—	$2,500
Common shares issued for cash at $0.02 during the period ended September 30, 2006	2,450,000	$2,450	$46,550	$—	$49,000
Net loss for the period from January 16, 2006 (inception) to September 30, 2006	—	$—	$—	$(1,243)	$(1,243)

Balance, September 30, 2006	4,950,000	$4,950	$46,550	$(1,243)	$50,257

Net loss for year ended September 30, 2007	—	$—	$—	$(47,022)	$(47,022)

Balance, September 30, 2007	4,950,000	$4,950	$46,550	$(48,265)	$3,235
	=======	=======	=======	=========	=========

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Statement of Cash Flows

	Fiscal Year ending September 30, 2007	January 16, 2006 (inception) through September 30, 2006	January 16, 2006 (inception) through September 30, 2007

Cash flows from operating activities:
Net loss for the period	$(47,022)	$(1,243)	$(48,265)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities
Accrued interest on shareholder loans	209	29	238
Net change in operating assets and liabilities
Prepaid expenses	9,099	(9,599)	(500)
Accounts payable and accrued liabilities	11,520	—	11,520

Net cash (used) by operating activities	(26,194)	(10,813)	(37,007)

Cash flows from investing activities:
Purchase of Mineral Property	—	(18,998)	(18,998)

Net cash (used) by investing activities	—	(18,998)	(18,998)

Cash flows from financing activities:
Common stock issued for cash	—	51,500	51,500
Loans by stockholders	14,900	813	15,713

Net cash provided by financing activities	14,900	52,313	67,213

Net increase (decrease) in cash	(11,294)	22,502	11,208

Cash, beginning of period	22,502	—	—

Cash, end of period	$11,208	$22,502	$11,208
	============	=============	=============

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements

Note 1 – Operations

Organization and Description of Business

Gryphon Resources, Inc. (“Gryphon”, “We”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006 under the name Gryphon Oil & Gas, Inc.  On April 6, 2007, our name was changed to Gryphon Resources, Inc. to more accurately reflect the nature of our operations.

We are a mineral exploration company. Since inception we have acquired all rights and interests in three gold prospects in Saskatchewan, Canada for the purpose of exploring for the existence of commercially viable deposits of gold. We may also pursue other mineral exploration projects as opportunities arise.

Our fiscal year end is September 30th.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purposes of acquiring exploration and development stage mineral properties. The Company has not commenced business operations.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Gryphon Resources, Inc.’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company as defined in the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements

Mineral Property Rights Acquisition and Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Costs of acquiring mining properties and exploration and development costs are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probably reserves exist and the property is a commercially minable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

The Company does not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value.  The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed to the stage of commercial production will be amortized to operations through unit-of-production depletion.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2007.  The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

Estimated Fair Value of Financial Instruments

The  carrying  value  of  accounts  payable,  and  other  financial  instruments reflected  in  the  financial  statements  approximates  fair  value  due  to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Comprehensive loss for the periods shown equals the net loss for the period plus the effect of foreign currency translation.

Income Taxes

The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of un-depreciated balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements

Start-up Costs

The Company has adopted FASB Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Currency

The majority of the Company's cash flows are in United States dollars. Accordingly, the US dollar is the Company’s functional currency. Transactions in foreign currency are translated into U.S. dollars on the following basis:

Monetary items, at the rate of exchange prevailing as at the balance sheet date
Non-Monetary items including equity, at the historical rate of exchange
Revenues and expenses, at the period average in which the transaction occurred

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on these financial statements.

Other

No dividends have been paid during the periods presented.

The Company consists of one reportable business segment.

We did not have any off-balance sheet arrangements as of September 30, 2007.

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements

Note 3 – Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. It is the belief of management that initiatives planned for the upcoming fiscal year will expand the Company’s investor base. The Company intends to acquire additional operating capital through private equity offerings to the public to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and earlier application is encouraged. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Various additional accounting pronouncements have been issued during 2006 and 2007, none of which are expected to have any material effect on the financial statements of the Company.

Note 5 - Mineral Properties and Exploration Rights

Mackay Lake Project

On May 9, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with an individual (“Vendor”) wherein the Vendor sold 100% of the beneficial interest in Claims S-109012, S-109013, and S-109014 (the “Property”) held by the Vendor in and to the Property for $18,998. The Property comprises an aggregate of 1027 hectares on the west side of Mackay Lake, Saskatchewan, Canada. Our claims are located approximately 45 kilometers north east of La Ronge, Saskatchewan and access is made available from a main highway which defines the northern boundary of the claims. No mining development work was performed on the Property by the Vendor or, to the knowledge of the Company, any other parties in the past. The Property is currently in a

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements

forested state and has not been substantially developed. The Company has plans to acquire additional capital over the next twelve months to be used to further explore the Property and initiate development when appropriate. At present, the Company cannot state whether any mine development would be open-pit or underground. There are no known reserves on the Property and the proposed program is exploratory in nature. There have been no material engineering, geological or metallurgical reports, including governmental reports, produced to date concerning the Property which are known and available to the Company. To date, the Company has not expended, nor committed any funds to exploratory work and there are no physical plant facilities or equipment on the site. It is anticipated that when required commercial power service will be available through the Saskatchewan Crown owned power company SaskPower.

Note 6 – Contingency

The Company is not required to expend money on its Claims for a period of two years beginning July 20, 2006. However, if work has not been performed before the two-year milestone, the Company must pay the government of Saskatchewan the sum of $12 (Cdn$12) per hectare per year retroactive to July 20, 2006, which would represent a total payment of $24,648 as at July 20, 2008 based on the exchange rate in effect at September 30, 2007.

Note 7 – Income Taxes

The Company is subject to foreign and domestic income taxes. The Company has had no net income from its operations and therefore has not paid nor has any income taxes owing in the US.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss carry-forwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards.  Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending September 30th	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

2006	$ (1,243)	2026	$ 435	$ (435)	$ (435)	$ —
2007	$ (47,022)	2027	$ 16,458	$ (16,458)	$ (16,458)	$ —

	$ (48,265)		$ 16,893	$ (16,893)	$ (16,893)	$ —
	===========		=========	=========	=========	=======

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements

The total valuation allowance for the period ended September 30, 2007 is $(16,893) which increased by $(16,458) for the reported period.

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%

Actual tax rate	0%
===========

Note 8 – Common Stock Issued

Pursuant to the Articles of Incorporation, the Company is authorized to issue 100,000,000 common shares with a par value of $.001.

On January 27, 2006, the Company issued 2,500,000 shares of its common stock to its President for cash. This transaction was valued at a board approved value of $0.001 per share for total proceeds of $2,500.

During the fiscal year ending September 30, 2006, the Company issued 2,450,000 shares of its common stock in a private offering at $0.02 per share for total proceeds of $49,000.

Note 9 – Related Party Transactions

As at September 30, 2007, the Company had advances from one related party shareholder totaling $15,951 which included $238 of accrued interest. These advances are uncollateralized and have no fixed repayment date. During the year ended September 30, 2007, advances from shareholders, including accrued interest, increased by $15,109.

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

Note 10 – Subsequent Event

During October 2007, the Company received cash shareholder loans from its CEO totaling $10,420.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 8A.   CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the fiscal year ending September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

There is no information the Company would have been required to file on Form 8K during the fourth quarter of the fiscal year ended September 30, 2007.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Gryphon Resources, Inc. as of September 30, 2007.

Name                       Age        Title                                                                   Term

Lou Jurinak               41          President, Chief Executive Officer,                     1 year
                                               Chief Financial Officer, Principal
                                               Accounting Officer, Chair of the
                                               Board, Treasurer, and Secretary

Lou Jurinak

From 2001 to the present Mr. Jurinak has worked as an independent consultant staking mineral claims primarily in Canada, for client’s purposes and for resale with a view to seeking out prospects for future opportunities in the mining sector.

Mr. Jurinak also conducts web based research and analysis for private investors within the Oil and Gas industry and Gold Sector.

Family Relationships

Because we only have a sole officer and director, there are no family relationships between any director or executive officer.

Significant Employees

Mr. Jurinak is the sole employee of the Company.

Involvement in Certain Legal Proceedings

No officer, director, or control person of the Company has had any involvement in legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director, officer, or control person of the Company.

Audit Committee Financial Expert

The duties of an audit committee were assigned to the full board via a resolution executed July 31, 2006. Due to the fact that the Company is in its exploration stage, it has not yet been able to recruit and compensate an expert for the Audit Committee.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934 (the “Act”) to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. As of December 17, 2007 the Company has not registered under Section 12 of the Act and as such no reports on Forms 3, 4 or 5 have to date been filed.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. This code is filed herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: Gryphon Resources, Inc., 6550 Raleigh Street, Vancouver, British Columbia, Canada V5S 2W8 attn: Code of Ethics Request.

ITEM 10.    EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the salaries and director fees we paid to our executive officer in our most recent fiscal year ended September 30, 2007 and since inception:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SAR’s ($) (1)	Securities Underlying Options/SAR’s (#)	LTIP Payouts ($) (2)	All Other Compensation ($)(3)

Lou Jurinak President & CEO	Fiscal 2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Lou Jurinak President & CEO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)   SAR’s are “Stock Appreciation Rights”
(2)   LTIP’s are “Long-Term Incentive Plans”
(3)   There are no standard arrangements for the compensation of our President and Director.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 17, 2007, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED (1)	PERCENT OF OUTSTANDING OWNERSHIP (2)

Lou Jurinak	2,500,000 common shares	50.51%

Officers, Directors and Control Persons as a Group	2,500,000 common shares	50.51%

(1)   Based on 4,950,000 shares of common stock issued and outstanding as of December 17, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)   No member of Management has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the two years ended September 30, 2007, there have been no material transactions or series of similar transactions to which the Company was or will be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record, or beneficially, more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed.

ITEM 13.    EXHIBITS

EXHIBIT INDEX

Number            Exhibit Description

3.1*                 Articles of Incorporation

ITEM 13.    EXHIBITS (continued)

3.2*                 Certificate of Amendment of Articles of Incorporation

3.3*                 Bylaws

10.1*               Material Contract – Purchase Mineral Claim

14.1*               Code of Ethics

24.1*               Power of Attorney

31.1                 Certificate of President & Chief Executive Officer (principal executive officer)
                        pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002

31.2                 Certificate of Chief Financial Officer (principal financial officer) pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act of 2002

32.1                 Certificate of President & Chief Executive Officer and Chief Financial Officer
                        and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed February 26, 2006 and incorporated herein by this reference

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Schumacher & Associates Inc. CPAs for the audit of the Corporation’s annual financial statements for the year ended September 30, 2007 and fees billed for other services rendered by Schumacher & Associates Inc. CPAs during that period. Fees for the year ended September 30, 2006 will billed by our predecessor auditor Miller and McCollom Inc. All services reflected in the following fee table for 2007 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

                                                                                              Fiscal Year Ended
                                                                         September 30, 2007     September 30, 2006
                  Audit fees (1)                                          $12,800                         $ 8,000
                  Audit-related fees                                        -                                   -
                  Tax fees                                                      -                                   -
                  All other fees                                               -                                   -
                  TOTAL FEES                                     $12,800                         $ 8,000

(1)   Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

In its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON RESOURCES, INC.

/s/ Lou Jurinak
Lou Jurinak
President and Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer
Secretary, Treasurer,
Director and Chair of Board

Dated: December 17, 2007