Form 10QSB
period 2007-12-31
Gryphon Resources, Inc.
filed 2008-02-07
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File # 333-140880

GRYPHON RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0465540
(IRS Employer Identification Number)

6550 Raleigh Street
Vancouver, British Columbia, Canada V5S 2W8
(Address of principal executive offices)

(778) 891-7072
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]  No [X]

The issuer had 4,950,000 shares of common stock issued and outstanding as of February 5, 2008.

Transitional Small Business Disclosure Format (Check One):  Yes [  ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

QI-08
Three Months Ending December 31, 2007

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Balance Sheet

	December 31, 2007 (unaudited)	September 30, 2007 (See Note 1)

ASSETS

CURRENT ASSETS
Cash	$4,703	$11,208
Prepaid expenses	543	500

Total current assets	5,246	11,708

OTHER ASSETS
Mineral property	18,998	18,998

Total other assets	18,998	18,998

Total assets	$24,244	$30,706
	=============	=============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,300	$1,520
Accrued liabilities	1,000	10,000
Shareholder loans (Note 3)	26,690	15,951

Total current liabilities	28,990	27,471

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value $0.001 authorized, 4,950,000 shares issued and outstanding	4,950	4,950
Paid-in Capital	46,550	46,550
Accumulated deficit in the development stage	(56,246)	(48,265)

Total stockholders’ equity (deficit)	(4,746)	3,235

Total liabilities and stockholders’ equity (deficit)	$24,244	$30,706
	=============	=============

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Statement of Operations
(unaudited)

		Three months ending December 31, 2007		Three months ending December 31, 2006	January 16, 2006 (inception) through December 31, 2007

EXPENSES:
Professional fees		$7,400		$11,576	$49,780
Administrative expenses		262		1,185	5,909

Total expenses		7,662		12,761	55,689

Net (loss) from Operations		(7,662)		(12,761)	(55,689)

Interest expense		(319)		(11)	(557)

Net (loss)		$(7,981)		$(12,772)	$(56,246)
		=============		=============	==============

Loss per common share	$	Nil	$	Nil	$(0.01)

Weighted average shares outstanding		4,950,000		4,950,000	4,361,538

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Statement of Stockholders’ Equity
(unaudited unless otherwise noted)

				Deficit
				Accumulated
				During the	Total
	Common	Common	Paid-in	Exploration	Stockholders'
	Shares	Stock	Capital	Stage	Equity

Common shares issued for cash at $0.001 January 27, 2006	2,500,000	$2,500	$—	$—	$2,500
Common shares issued for cash at $0.02 during the period ended September 30, 2006	2,450,000	$2,450	$46,550	$—	$49,000
Net loss for the period from January 16, 2006 (inception) to September 30, 2006	—	$—	$—	$(1,243)	$(1,243)

Balance, September 30, 2006 (audited)	4,950,000	$4,950	$46,550	$(1,243)	$50,257

Net loss for year ended September 30, 2007	—	$—	$—	$(47,022)	$(47,022)

Balance, September 30, 2007 (audited)	4,950,000	$4,950	$46,550	$(48,265)	$3,235

Net loss for three months ended December 31, 2007	—	$—	$—	$(7,981)	$(7,981)

Balance, December 31, 2007	4,950,000	$4,950	$46,550	$(56,246)	$(4,746)
	========	========	========	=========	=========

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Statement of Cash Flows
(unaudited)

	Three months ending December 31, 2007	Three months ending December 31, 2006	January 16, 2006 (inception) through December 31, 2007

Cash flows from operating activities:
Net loss for the period	$(7,981)	$(12,772)	$(56,246)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities
Accrued interest on shareholder loans	319	11	557
Net change in operating assets and liabilities
Prepaid expenses	(43)	8,001	(543)
Accounts payable and accrued liabilities	(9,220)	3,575	2,300

Net cash (used) by operating activities	(16,925)	(1,185)	(53,932)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(18,998)

Net cash (used) by investing activities	—	—	(18,998)

Cash flows from financing activities:
Common stock issued for cash	—	—	51,500
Loans by shareholders	10,420	—	26,133

Net cash provided by financing activities	10,420	—	77,633

Net increase (decrease) in cash	(6,505)	(1,185)	4,703

Cash, beginning of period	11,208	22,502	—

Cash, end of period	$4,703	$21,317	$4,703
	=============	=============	=============

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements
(unaudited)

Note 1 – Management’s Statement

The financial statements included herein have been prepared by Gryphon Resources, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) for reporting on interim statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2007 audited financial statements and the accompanying notes included in the Company’s Form 10-KSB filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Amounts shown for September 30, 2007 are based upon the audited financial statements of that date.

Note 2 – Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of December 31, 2007 we project the Company will need additional cash resources to operate during the upcoming 12 months and will raise this capital through shareholder loans from our President. It is also the belief of management that initiatives planned for the upcoming fiscal year will expand the Company’s investor base. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Shareholder Loan

As at December 31, 2007, the Company had one related party shareholder loan outstanding of $26,690 which included $557 of accrued interest. This loan is uncollateralized and has no fixed repayment date.

ITEM 2.   MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth. For this purpose, any statement contained in this quarterly report on Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Overview

Gryphon Resources, Inc. (“Gryphon”, “We”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006.

We are a mineral exploration company. Since inception we have purchased three gold properties in Saskatchewan, Canada and intend to pursue exploration of these properties. We may also pursue other mineral exploration projects as opportunities arise.

Our fiscal year end is September 30th.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purposes of acquiring exploration and development stage mineral properties. The Company has not commenced business operations.

Results of Operations for the Comparative Three Month Periods Ended December 31, 2007 and 2006

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into two categories:

-       Professional fees
-       Administrative expenses

Professional Fees
Professional fees were $7,400 for the three month period ending December 31, 2007 (“QI-08”) versus $11,576 for the three months ended December 31, 2006. During the current three month period professional fees were composed of auditor fees for regarding our Fiscal 2007 audit and the review of the financial statements included in this report. During the coming quarter, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $262 and $1,185 respectively for the three months ended December 31, 2007 and December 31, 2006. During the current three month period administrative fees were primarily composed of Edgar Agent filing fees related to our SEC filings. We expect administrative fees to remain at current levels during the coming quarter.

Net Loss
We incurred a net loss of $(7,981) for the three months ended December 31, 2007 compared with a net loss of $(12,772) for the three months ended December 31, 2006.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares and $26,133 through shareholder loans. As of December 31, 2007 we had cash on hand of $4,703. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter of our fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

(a)  During the quarter there was no information which would have been required to be filed via a report on Form 8-K.

(b)  During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation*

3.2	Certificate of Amendment of Articles of Incorporation*

3.3	Bylaws*

10.1	Asset Purchase Agreement*

14.1	Code of Ethics*

31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed February 26, 2006 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON RESOURCES, INC.

/s/ Lou Jurinak
Lou Jurinak
President & CEO, CFO

Dated: February 5, 2008