Form 10QSB
period 2008-03-31
Gryphon Resources, Inc.
filed 2008-05-19
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File # 333-140880

GRYPHON RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0465540
(IRS Employer Identification Number)

1313 East Maple Street, Suite 201-462
Bellingham, Washington 98225
(Address of principal executive offices)

(360) 685-4238
(Issuer’s telephone number)

6550 Raleigh Street, Vancouver, BC, Canada V5S 2W8
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer had 4,950,000 shares of common stock issued and outstanding as of May 19, 2008.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

QII-08
For the Period Ending March 31, 2008

Page

Balance Sheet	F-2

Statement of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5 to F-9

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Balance Sheet

	March 31, 2008 (unaudited)	September 30, 2007 (See Note 1)

ASSETS

CURRENT ASSETS
Cash	$11,126	$11,208
Prepaid expenses	2,441	500

Total current assets	13,567	11,708

OTHER ASSETS
Mineral property (Notes 3 and 6)	-	18,998

Total other assets	-	18,998

Total assets	$13,567	$30,706
	=============	=============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$1,520
Accrued liabilities	-	10,000
Shareholder loans (Note 5)	42,071	15,951

Total current liabilities	42,071	27,471

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value $0.001 authorized, 4,950,000 shares issued and outstanding	4,950	4,950
Paid-in Capital	46,550	46,550
Accumulated deficit in the exploration stage	(80,004)	(48,265)

Total stockholders’ equity (deficit)	(28,504)	3,235

Total liabilities and stockholders’ equity (deficit)	$13,567	$30,706
	=============	=============

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Statement of Operations
(unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Six months ended March 31, 2008	Six months ended March 31, 2007	January 16, 2006 (inception) through March 31, 2008

EXPENSES:
Professional fees	$2,079	$3,242	9,479	$14,818	$51,859
Administrative expenses	2,300	1,924	2,562	3,109	8,209
Mineral properties impairment	18,998	-	18,998	-	18,998

Total expenses	23,377	5,166	31,039	17,927	79,066

Net (loss) from Operations	(23,377)	(5,166)	(31,039)	(17,927)	(79,066)

Interest expense	(381)	(10)	(700)	(21)	(938)

Net (loss)	$(23,758)	$(5,176)	(31,739)	$(17,948)	$(80,004)
	===========	===========	===========	===========	===========

Loss per common share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average shares outstanding	4,950,000	4,950,000	4,950,000	4,950,000

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Statement of Cash Flows
(unaudited)

	Six months ended March 31, 2008	Six months ended March 31, 2007	January 16, 2006 (inception) through March 31, 2008

Cash flows from operating activities:
Net loss for the period	$(31,739)	$(17,948)	$(80,004)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities
Net change in operating assets and liabilities
Prepaid expenses	(1,941)	9,072	(2,441)
Accounts payable and accrued liabilities	(11,520)	4,213	-
Mineral properties impairment	18,998	-	18,998

Net cash (used) by operating activities	(26,202)	(4,663)	(63,447)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(18,998)

Net cash (used) by investing activities	—	—	(18,998)

Cash flows from financing activities:
Common stock issued for cash	—	—	51,500
Loans from shareholders	26,120	21	42,071

Net cash provided by financing activities	26,120	21	93,571

Net increase (decrease) in cash	(82)	(4,642)	11,126

Cash, beginning of period	11,208	22,502	—

Cash, end of period	$11,126	$17,860	$11,126
	============	============	==============

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements
(unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Gryphon Resources, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information, and pursuant to instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 2007 audited financial statements and the accompanying notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the interim periods included.

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
(unaudited)

Mineral Property Rights Acquisition and Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Costs of acquiring mining properties and exploration and development costs are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially minable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

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

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements
(unaudited)

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At March 31, 2008, the Company did not have any common stock equivalents outstanding.

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

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements
(unaudited)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Historical cost balances are re-measured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on these financial statements.

Note 3 - Impairment of Mineral Properties

Subsequent to March 31, 2008, the Company’s new CEO undertook a review of the Company’s existing exploration projects and determined the Company should not proceed with the exploration of three gold property claims in the Province of Saskatchewan. As a result, an impairment charge was recorded and the related mineral property assets were removed from the accounting records of the Company. Although this determination was made subsequent to the quarter ended March 31, 2008, management elected to record the effect of the mineral properties impairment in these financial statements for the period ended March 31, 2008.

Note 4 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of March 31, 2008 we project the Company will need additional cash resources to operate during the upcoming 12 months and will raise this capital through shareholder loans from

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Financial Statements
(unaudited)

our President. It is also the belief of management that initiatives planned for the upcoming fiscal year will expand the Company’s investor base. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 5 – Shareholder Loan

As at March 31, 2008, the Company had one related party shareholder loan outstanding of $42,071 which included $938 of accrued interest. This loan is uncollateralized and has no fixed repayment date.

Note 6 – Subsequent Events

Subsequent to March 31, 2008, the Company’s new CEO undertook a review of the Company’s existing exploration projects and determined the Company should not proceed with the exploration of three gold property claims in the Province of Saskatchewan. As a result, an impairment charge was recorded and the related mineral property assets were removed from the accounting records of the Company. Although this determination was made subsequent to the quarter ended March 31, 2008, management elected to record the effect of the mineral properties impairment in these financial statements for the period ended March 31, 2008.

Subsequent to March 31, 2008, the Company established a subsidiary in Turkey to pursue mining opportunities. This subsidiary has not yet conducted business and no financial data pertaining to it has been consolidated into these financial statements.

Subsequent to March 31, 2008, the Company’s President transferred into the Company’s subsidiary certain mining license rights which have no accounting value at present. No financial data pertaining to this transaction has been incorporated into these financial statements.

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

Overview

Gryphon Resources, Inc. (“Gryphon”, “We”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006.

We are a mineral exploration company and are seeking mineral exploration opportunities in Turkey.

Our fiscal year end is September 30th.

Operational Developments During The Quarter Ended March 31, 2008

On February 25, 2008, Mr. Lou Jurinak and Mr. Serdar Kirmizioglu entered an agreement which effected a change in control of the Company. This transaction was reported on a Current Report on Form 8-K filed February 26, 2008. Also on February 25, 2008, Mr. Jurinak resigned his positions as Chair, Director, President and CEO, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company in favor of the position of Vice President Administration and Mr. Kirmizioglu was appointed to the positions of Chair, Director, President and CEO, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company that same day.

During the current quarter, we also made series of changes regarding the Company’s operations. These included: (i) the engagement of Madsen & Associates CPA’s Inc. as the Company’s new principal independent accountant; (ii) the engagement of Empire Stock Transfer as the Company’s new transfer agent; and (iii) the move of our office to Bellingham, Washington.

Subsequent to March 31, 2008, the Company’s new CEO undertook a review of the Company’s existing exploration projects and determined the Company should not proceed with the exploration of three gold property claims in the Province of Saskatchewan. As a result, an impairment charge was recorded and the related mineral property assets were removed from the accounting records of the Company. Although this determination was made subsequent to the quarter ended March 31, 2008, management elected to record the effect of the mineral properties impairment in these financial statements for the period ended March 31, 2008

Results of Operations for the Comparative Three and Six Month Periods Ended March 31, 2008 and March 31, 2007

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into two categories:

-       Professional fees
-       Administrative expenses

Professional Fees
Professional fees were $2,079 and $9,479 for the three and six month periods ending March 31, 2008 versus $$3,242 and $14,818 for the three and six month periods ended March 31, 2007. During the current period professional fees were composed of auditor and legal fees. During the coming quarter, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $2,300 and $2,562 for the three and six month periods ended March 31, 2008 versus $$1,924 and $3,109 for the three and six month periods ended March 31, 2007. During the current period administrative fees were primarily composed of Edgar Agent filing fees related to our SEC filings and rent. We expect administrative fees to remain at current levels during the coming quarter.

Mineral Properties Impairment
The mineral property impairment related to the abandonment of three gold property claims in the Province of Saskatchewan subsequent to March 31, 2008 totaled $18,998. This impairment has been factored into the financial statements included in this Report.

Net Losses
We incurred net losses of $(23,758) and $(31,739) for the three and six month periods ended March 31, 2008 compared with net losses of $(5,176) and $(17,948) for the three and six month periods ended March 31, 2007.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares and $42,071 through shareholder loans. As of March 31, 2008 we had cash on hand of $11,126 and a prepaid expense balance of $2,441. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter of our fiscal year ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

(a) During the quarter there was no information which would have been required to be filed via a report on Form 8-K which was not filed.

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

/s/ Serdar Kirmizioglu
Serdar Kirmizioglu
President & CEO, CFO

Dated: May 19, 2008