Form 10QSB
period 2008-06-30
Gryphon Resources, Inc.
filed 2008-08-14
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The issuer had 96,525,000 shares of common stock issued and outstanding as of August 14, 2008.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QIII-08
For the Period Ending June 30, 2008

Page

Consolidated Balance Sheet	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5 to F-9

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Consolidated Balance Sheet

	June 30, 2008 (unaudited)	September 30, 2007 (See Note 1)

ASSETS

CURRENT ASSETS
Cash	$9,978	$11,208
Prepaid expenses	2,773	500
Total current assets	12,751	11,708

OTHER ASSETS
Mineral property (Notes 2 and 5)	-	18,998
Total other assets	-	18,998

Total assets	$12,751	$30,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$595	$1,520
Accrued liabilities	-	10,000
Note payable (Note 8)	7,796	-
Shareholder loans (Note 7)	58,198	15,951
Total current liabilities	66,589	27,471

MINORITY INTEREST (Note 6)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value $0.001 authorized, 96,525,000 shares issued and outstanding (Note 4)	4,950	4,950
Paid-in Capital	46,550	46,550
Accumulated deficit in the exploration stage	(105,338)	(48,265)
Total stockholders’ equity (deficit)	(53,838)	3,235

Total liabilities and stockholders’ equity (deficit)	$12,751	$30,706

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Nine months ended June 30, 2008	Nine months ended June 30, 2007	January 16, 2006 (inception) through June 30, 2008

EXPENSES:
Professional fees	$7,801	$11,062	17,280	$25,880	$59,660
Administrative expenses	16,885	428	19,447	3,537	25,094
Mineral properties impairment	-	-	18,998	-	18,998
Total expenses	24,686	11,490	55,725	29,417	103,752

Net (loss) from Operations	(24,686)	(5,166)	(55,725)	(29,417)	(103,752)

Interest expense	(648)	(10)	(1,348)	(31)	(1,586)

Net (loss)	$(25,334)	$(11,500)	(57,073)	$(29,448)	$(105,338)

Weighted average shares outstanding	96,525,000	96,525,000	96,525,000	96,525,000
Loss per common share	$(0.00)	$(0.00)	(0.00)	$(0.00)

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended June 30, 2008	Nine months ended June 30, 2007	January 16, 2006 (inception) through June 30, 2008

Cash flows from operating activities:
Net loss for the period	$(57,073)	$(29,448)	$(105,338)
Net change in operating assets and liabilities
Prepaid expenses	(2,273)	9,450	(2,773)
Accounts payable and accrued liabilities	(10,925)	3,900	595
Mineral properties impairment	18,998	-	18,998
Net cash (used) by operating activities	(51,273)	(16,098)	(88,518)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(18,998)
Net cash (used) by investing activities	—	—	(18,998)

Cash flows from financing activities:
Note payable	7,796	—	7,796
Common stock issued for cash	—	—	51,500
Loans from shareholders	42,247	31	58,198
Net cash provided by financing activities	50,043	31	117,494

Net increase (decrease) in cash	(1,230)	(16,067)	9,978

Cash, beginning of period	11,208	22,502	—

Cash, end of period	$9,978	$6,435	$9,978

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Gryphon Resources, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information, and pursuant to instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. On April 28, 2008 the Company incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. (“APM”) as a 99% owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The remaining 1% interest in APM is held by our President, who is a Turkish citizen.

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

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
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

Consolidation of Financial Statements

The consolidated financial statements include the accounts of the Company and its 99% owned subsidiary APM Madencilik Sanayi Ve Ticaret Limited Sirketi. All inter-company accounts have been eliminated.

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At June 30, 2008, the Company did not have any common stock equivalents outstanding.

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

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Historical cost balances are re-measured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in either Canadian dollars or Turkish Lira. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on these financial statements.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of June 30, 2008 we project the Company will need additional cash resources to operate during the upcoming 12 months and will raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GRYPHON RESOURCES, INC.
(an Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Stock Dividend

On June 23, 2008, the Company declared an 18.5 for 1 stock dividend. The Record date and Payment date for this stock dividend were July 3, 2008 and July 7, 2008 respectively. The Company instructed its Transfer Agent to round up to one for any fractional interest which resulted in the calculation of the dividend. This dividend had the effect of increasing the issued and outstanding share capital of the Company from 4,950,000 shares to 96,525,000 shares. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock dividend had taken place on January 16, 2006 (inception).

Note 5 - Impairment of Mineral Properties

During the period ended June 30, 2008, the Company undertook a review of the Company’s exploration projects and determined the Company should not proceed with the exploration of three gold property claims in the Province of Saskatchewan. As a result, an impairment charge was recorded and the related mineral property assets were removed from the accounting records of the Company.

Note 6 – Minority Interest

On April 28, 2008, the Company incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi (“APM”) as a 99% owned subsidiary. The remaining 1% interest in APM is held by our President.

Note 7 – Shareholder Loan

As at June 30, 2008, the Company had one related party shareholder loan outstanding of $58,058 which included $1,586 of accrued interest. This loan is uncollateralized and has no fixed repayment date.

Note 8 – Note Payable

As at June 30, 2008, the Company had an outstanding note payable of $7,796 to a former investor in its subsidiary. This loan is uncollateralized and has no fixed repayment date.

Note 9 - Mineral Properties Rights Acquisition

On April 28, 2008, the Company’s President transferred into the Company’s subsidiary certain mining license rights in Turkey which have no accounting value at present. No financial data pertaining to this transaction has been incorporated into these financial statements.

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

Overview

Gryphon Resources, Inc. (“Gryphon”, “We”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. (“APM”) as a 99% owned subsidiary. Our financial statements are presented on a consolidated basis and include all accounts of both the Company and its subsidiary.

We are a mineral exploration company and are seeking mineral exploration opportunities in Turkey.

Operational Developments during The Quarter Ended June 30, 2008

On April 28, 2008 we incorporated a subsidiary in Turkey and also received from our President the transfer of certain mining license rights in Turkey which have no accounting value at present.

On June 11, 2008 we accepted the resignation of Mr. Lou Jurinak as Vice-President Administration and appointed Mr. David Walker to this position.

On June 23, 2008, the Company declared an 18.5 for 1 stock dividend. The Record date and Payment date for this stock dividend were July 3, 2008 and July 7, 2008 respectively. The Company instructed its Transfer Agent to round up to one for any fractional interest which resulted in the calculation of the dividend. This dividend had the effect of increasing the issued and outstanding share capital of the Company from 4,950,000 shares to 96,525,000 shares.

Results of Operations for the Comparative Three and Nine Month Periods Ended June 30, 2008 and June 30, 2007

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into three categories:

-  Professional fees
-  Administrative expenses
-  Mineral Properties Impairments

Professional Fees
Professional fees were $7,801 and $17,280 for the three and nine month periods ending June 30, 2008 versus $11,062 and $25,880 for the three and nine month periods ended June 30, 2007. During the current period professional fees were composed of auditor and legal fees. The relative decreases in expenses for the three and nine month periods ending June 30, 2008 versus the prior year periods are the result of additional fees incurred during fiscal 2007 for our SEC Form SB-2 Registration filing. During the coming quarter, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $16,885 and $19,447 for the three and nine month periods ended June 30, 2008 versus $428 and $3,537 for the three and nine month periods ended June 30, 2007. During the current period administrative fees were primarily composed of Incorporation fees for our subsidiary in Turkey. The relative increase in administrative expenses period over period is explained by the non-recurring costs for the establishment of APM. We expect administrative fees to remain at current levels during the coming quarter.

Mineral Properties Impairment
The mineral property impairment related to the abandonment of three gold property claims in the Province of Saskatchewan totaling $18,998.

Net Losses
We incurred net losses of $(25,334) and $(57,073) for the three and nine month periods ended June 30, 2008 compared with net losses of $(11,500) and $(29,448) for the three and nine month periods ended June 30, 2007.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares; $58,198 through shareholder loans, and $7,796 via a Note Payable. As of June 30, 2008 we had cash on hand of $9,978 and a prepaid expense balance of $2,773. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter of our fiscal year ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: August 14, 2008