Form 10-K
period 2008-09-30
Gryphon Resources, Inc.
filed 2009-01-13
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-53371

GRYPHON RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0465540
 (IRS Employer Identification Number)

1313 East Maple Street, Suite 201-462
Bellingham, Washington  98225
(Address of principal executive offices)  (Zip Code)

(360) 685-4238
 (Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Based on the closing price on January 13, 2009 of $1.40, the aggregate market value of the 47,775,000 common shares held by non-affiliates was $66,885,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 96,525,000 Common shares were outstanding as of January 12, 2009.

 Documents incorporated by reference: None

ii

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	1
ITEM 1B.	Unresolved Staff Comments	5
ITEM 2.	Properties	5
ITEM 3.	Legal Proceedings	5
ITEM 4.	Submission of Matters to Vote of Security Holders	5
PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	5
ITEM 6.	Selected Financial Data	7
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	8
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	10
ITEM 8.	Financial Statements and Supplementary Data:	11
	Reports of Independent Registered Public Accounting Firms	F-1(12)
	Consolidated Balance Sheets at September 30, 2008 and September 30, 2007	F-3
	Consolidated Statements of Operations for the years ended September 30, 2008 and September 30, 2007 and the Exploration Stage Period of January 16, 2006 to September 30, 2008	F-4
	Consolidated Statement of Stockholders’ Equity	F-5
	Consolidated Statements of Cash Flows for the years ended September 30, 2008 and September 30, 2007 and the Exploration Stage Period of January 16, 2006 to September 30, 2008	F-6
	Notes to Financial Statements	F-7 to F-15
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
ITEM 9A.	Controls and Procedures	27
ITEM 9B.	Other Information	29
PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	30
ITEM 11.	Executive Compensation	32
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	34
ITEM 14.	Principal Accounting Fees and Services	34
PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	35

SIGNATURES		36

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Gryphon Resources, Inc. was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. (“APM”) as a 99% owned subsidiary. Our financial statements are presented on a consolidated basis and include all accounts of both Gryphon Resources, Inc. and its subsidiary (hereinafter the consolidated company may be collectively referred to: “Gryphon Resources”, “Gryphon”, “We”, “Us”, the “Registrant”, or the “Company”)

We are a mineral exploration company and are seeking mineral exploration opportunities in Turkey.

Background

Gryphon Resources, Inc. was incorporated in Nevada on January 16, 2006 as Gryphon Oil & Gas Inc. and on August 10, 2006 filed Articles of Amendment with the Nevada Secretary of State to change its name to Gryphon Resources, Inc.

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “GRYO”.

Our fiscal year end is September 30th.

ITEM 1A.  RISK FACTORS

The following risk factors should be considered in connection with an evaluation of the business of our business:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE ITS PROSPECTS.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended September 30, 2008, the Company had a Net Loss from Operations of $(74,065). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC Bulletin Board under the symbol "GRYO". There can be no assurance that the Company's common stock will trade at prices at or above its present level and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

FUTURE SALES OF SHARES MAY ADVERSELY IMPACT THE VALUE OF THE COMPANY'S STOCK.

If required, the Company may seek to raise additional capital through the sale of common stock. Future sales of shares by the Company or its stockholders could cause the market price of its common stock to decline.

MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES ARE SPECULATIVE IN NATURE.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond the control of the Company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in the Company not receiving an adequate return of investment capital.

Substantial expenditures are required to establish ore reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of mineralized zones or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition.

THE COMPANY'S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE COMPANY.

The Company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of the Company.

The operations of the Company include exploration and development activities and commencement of production on its properties, require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

COMPETITION MAY HAVE AN IMPACT ON THE COMPANY'S ABILITY TO ACQUIRE ATTRACTIVE METALS PROPERTIES, WHICH MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S OPERATIONS.

Significant and increasing competition exists for the limited number of metals acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than the Company, the Company may be unable to acquire attractive metals properties on terms it considers acceptable. Accordingly, there can be no assurance that any exploration program intended by the Company on properties it intends to acquire will yield any reserves or result in any commercial mining operation.

DOWNWARD FLUCTUATIONS IN METAL PRICES MAY SEVERELY REDUCE THE VALUE OF THE COMPANY.

The Company has no control over the fluctuations in the prices of the metals for which it is exploring.  A significant decline in such prices would severely reduce the value of the Company.

THE COMPANY CURRENTLY RELIES ON CERTAIN KEY INDIVIDUALS AND THE LOSS OF ONE OF THESE CERTAIN KEY INDIVIDUALS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY.

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President & CEO, CFO, PAO, Treasurer & Secretary, Chair & Director of the Company, Serdar Kirmizioglu, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of its senior officers or personnel, although the Board has discussed and investigated the prospect of obtaining key man insurance for Serdar Kirmizioglu.

WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A COMMERCIALLY VIABLE DEPOSIT OR "RESERVE" EXISTS ON ANY PROPERTIES FOR WHICH THE COMPANY HAS, OR MIGHT OBTAIN, AN INTEREST.

The Company is an exploration stage company and cannot give assurance that a commercially viable deposit, or “reserve,” exists on any properties for which the Company currently has (through an option) or may have (through potential future joint venture agreements or acquisitions) an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If the Company fails to find a commercially viable deposit on any of its properties, its financial condition and results of operations will be materially adversely affected.

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

▪	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
▪	Availability and costs of financing;
▪	Ongoing costs of production;

▪	Market prices for the metals to be produced;
▪	Environmental compliance regulations and restraints; and
▪	Political climate and/or governmental regulation and control.

GENERAL MINING RISKS

Factors beyond our control may affect the marketability of any substances discovered from any resource properties the Company may acquire. Metal prices have fluctuated widely in recent years. Government regulations relating to price, royalties, and allowable production and importing and exporting of metals can adversely affect the Company. There can be no certainty that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company does not presently have any material property investments.

Office Premises
Gryphon’s office is located at suite 1313 East Maple Street, Suite 201-462, Bellingham, Washington 98225 and incurs monthly rent of $80. The Company’s subsidiary APM is located at 1587/1 sok. Rod-kar 2 Is merkezi, No:8, K:7 35110 Cinarli, Izmir, Turkey and incurs monthly rent of 1,300 Turkish Lira (US$ $1,033). Both rental agreements may be cancelled with one month’s notice.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended September 30, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the NASD OTC Bulletin Board (“OTCBB”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “GRYO”.

The following table sets forth the range of high and low bid quotations for our common stock as reported by the OTCBB for each of the periods indicated. The market for our shares is limited, volatile and sporadic. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High Trade	Low Trade	Closing Trade

December 31, 2007	$0.00	$0.00	$0.00
March 31, 2008	0.00	0.00	0.00
June 30, 2008	0.00	0.00	0.00
September 30, 2008	0.00	0.00	0.00

Shareholders

On January 12, 2009, there were 36 shareholders of record of our common stock.

Dividends

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Section 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and must have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company’s securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and the secondary market; terms important to an understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer’s rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

	FISCAL 2008	FISCAL 2007	FISCAL 2006
	$	$	$
Operating Revenue:
Quarter One - Three Months to December 31st	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	Nil
Net Income/(Loss):
Quarter One - Three Months to December 31st	(7,981)	(12,772)	n/a
Quarter Two - Three Months to March 31st	(23,758)	(5,176)	n/a
Quarter Three- Three Months to June 30th	(25,334)	(11,500)	n/a
Full Year – Twelve Months to September 30th	(76,298)	(47,022)	(1.243)
Earnings/(Loss) per share:
Quarter One - Three Months to December 31st	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	(0.01)	Nil
Cash:
Quarter One - Three Months to December 31st	4,703	21,317	n/a
Quarter Two - Three Months to March 31st	11,126	17,860	n/a
Quarter Three- Three Months to June 30th	9,978	6,435	n/a
Full Year – Twelve Months to September 30th	33,895	11,208	22,502
Total assets:
Quarter One - Three Months to December 31st	24,244	49,914	n/a
Quarter Two - Three Months to March 31st	13,567	37,385	n/a
Quarter Three- Three Months to June 30th	12,751	25,582	n/a
Full Year – Twelve Months to September 30th	37,039	30,706	51,099
Total stockholders’ equity (deficit):
Quarter One - Three Months to December 31st	(4,746)	49,061	n/a
Quarter Two - Three Months to March 31st	(28,504)	32,309	n/a
Quarter Three- Three Months to June 30th	(53,838)	20,809	n/a
Full Year – Twelve Months to September 30th	(72,516)	3,235	50,257
Total liabilities and stockholders’ equity (deficit):
Quarter One - Three Months to December 31st	24,244	49,914	n/a
Quarter Two - Three Months to March 31st	13,567	37,385	n/a
Quarter Three- Three Months to June 30th	12,751	25,582	n/a
Full Year – Twelve Months to September 30th	37,039	30,706	51,099
Cash dividends per share:
Quarter One - Three Months to December 31st	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	Nil

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Gryphon during the years ended September 30, 2008 and September 30, 2007 and the Exploration Stage Period of January 16, 2006 to September 30, 2008 (the “Exploration Stage”).

Revenues

Gryphon did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into five categories:

- Exploration Expenses
- Salaries & Wages
- Professional and Consultant Fees
- Administrative Expenses
- Mineral Properties Impairment

Exploration Expenses
Exploration Expenses for the year ended September 30, 2008 totaled $2,456 compared to $Nil for the year ended September 30, 2007. Expenses for the Exploration Stage totaled $2,456. These expenses were comprised of costs for assaying and geological services. We expect the level of these expenses to increase significantly during fiscal 2009 as we expand our operations in Turkey.

Salaries & Wages
Salaries & Wages for the year ended September 30, 2008 totaled $5,074 compare to $Nil for the year ended September 30, 2007. Expenses for the Exploration Stage totaled $5,074. These expenses were comprised of costs for three employees. We expect the level of these expenses to increase moderately during fiscal 2009 as we implement our business plans.

Professional and Consultant Fees
Professional & Consultant Fees are comprised of fees for work performed by accounting, audit and legal professionals. During the year ended September 30, 2008 these fees totaled $32,067 compared with $42,380 for the year ended September 30, 2007. For the Exploration Stage, these costs totaled $74,447. We anticipate Professional & Consultant Fees will remain at current levels in the upcoming year.

Administrative Expenses
Administrative Expenses were $15,470 for the year ended September 30, 2008 compared with $4,433 during the year ended September 30, 2007. For the Exploration Stage, Administrative Expenses totaled $21,117. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase moderately in the upcoming year.

Mineral Properties Impairment
The mineral property impairment charge for the year ended September 30, 2008 related to the abandonment of three gold property claims in the Province of Saskatchewan, Canada totaling $18,998.

Net (Loss)
We incurred a net loss of $(76,298) for the twelve months ended September 30, 2008 compared with a net loss of $(47,022) for the same period ended September 30, 2007. For the Exploration Stage, the Net Loss totaled $(124,563)

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares and $101,801 through shareholder loans. As of September 30, 2008 we had cash on hand of $33,895 and prepaid expenses of $3,144. We project we will need to attempt to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

 Contractual Obligations

The Company has no material contractual obligations outstanding.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets.

There can be no assurance that we will successfully address such risks, expenses and difficulties.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Employees

As of September 30, 2008, we employed three employees at our subsidiary and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management and will hire additional staff as needed.

Critical Accounting Policies

Gryphon’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in NOTE 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Gryphon views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Gryphon’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1 to F-2

Financial Statements for the years ended September 30, 2008 and September 30, 2007 and for the Exploration Stage of January 16, 2006 to September 30, 2008:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Stockholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-15

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

Madsen & Associates CPA’s Inc.
684 East Vine Street #3, Murray, Utah 84107

Ted A. Madsen, CPA	Member:	American Institute of
Certified Public Accountants Utah Association of Certified Public Accountants

To Board of Directors and
Stockholders of Gryphon Resources, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Gryphon Resources, Inc. (the Company), an exploration stage company, as of September 30, 2008 and the consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. We did not audit the statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2007 or for the period from January 16, 2006 through September 30, 2007. Those financial statements were audited by other auditors whose report has been furnished to us. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2007 and for the period from January 16, 2006 to September 30, 2007 is based solely upon the report of other auditors. These financial statements are the responsibility of the Company’s managements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gryphon Resources, Inc., an exploration stage company, as of September 30, 2008 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result for the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.
Madsen & Associates CPAs, Inc.
Salt Lake City, Utah
January 12, 2009

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors
Gryphon Resources, Inc.

We have audited the accompanying balance sheet of Gryphon Resources, Inc. (An Exploration Stage Company) as of September 30, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2007 and for the period from January 16, 2006 (date of inception) through September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gryphon Resources Inc  (An Exploration Stage Company) as of September 30, 2007 and the results of its operations, stockholders’ equity, and its cash flows for the year ended September 30, 2007 and for the  period from January 16, 2006 (date of inception) through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

December 16, 2007

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	September 30, 2008	September 30, 2007
ASSETS

CURRENT ASSETS
Cash (Note 2)	$33,895	$11,208
Prepaid expenses	3,144	500
Total current assets	37,039	11,708

OTHER ASSETS
Mineral properties (Notes 1, 2, 4 and 11)	-	18,998
Total other assets	-	18,998

Total assets	$37,039	$30,706

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	2,646	1,520
Accrued liabilities	500	10,000
Loans payable (Note 6)	4,608	-
Shareholder loans (Note 6)	101,801	15,951
Total current liabilities	$109,555	$27,471

Total liabilities	$109,555	$27,471

MINORITY INTEREST (Note 5)	-	-

COMMITTMENTS AND CONTINGENCIES (Notes 2, 5, 6 and 9)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares par value $0.001 authorized, 96,525,000 issued and outstanding (Note 8)	4,950	4,950
Paid-in Capital	46,550	46,550
Accumulated deficit in the exploration stage	(124,563)	(48,265)
Accumulated other comprehensive income (Note 2)	547	-
Total stockholders’ (deficit)	(72,516)	3,235

Total liabilities and stockholders’ equity	$37,039	$30,706

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Year ended September 30, 2008	Year ended September 30, 2007	Exploration Stage January 16, 2006 through September 30, 2008

EXPENSES:
Exploration expenses	2,456	-	2,456
Salaries & wages	5,074	-	5,074
Professional and consultant fees	32,067	42,380	74,447
Administrative expenses	15,470	4,433	21,117
Mineral properties impairment (Note 4)	18,998	-	18,998
Total expenses	$74,065	$46,813	$122,092

Net loss from operations	$(74,065)	$(46,813)	$(122,092)
Interest expense	(2,233)	(209)	(2,471)
Net Income (Loss)	$(76,298)	$(47,022)	$(124,563)

Loss per common share (Note 2), basic and diluted	$0.00	$(0.01)
Weighted average shares outstanding , basic and diluted (Notes 2 and 8)	96,525,000	96,525,000

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	$(76,298)	$(47,022)	$(124,563)
Foreign currency translation adjustment	547	-	547
Total other comprehensive income (loss)	$(75,751)	$(47,022)	$(124,016)

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Paid-in Capital	Deficit Accumulated During the Exploration Stage		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Common shares issued for cash at $0.001 January 27, 2006	48,750,000	$2,500	$—		$—	$—	$2,500
Common shares issued for cash at $0.02 during the period ended September 30, 2006	47,775,000	$2,450	$46,550		$—	$—	$49,000
Net loss for the period from January 16, 2006 (inception) to September 30, 2006	—	$—	$—		$(1,243)	$—	$(1,243)
Balance, September 30, 2006	96,525,000	$4,950	$46,550		$(1,243)	$—	$50,257

Net loss for year ended September 30, 2007	—	$—	$—		$(47,022)	$—	$(47,022)
Balance, September 30, 2007	96,525,000	$4,950	$46,550		$(48,265)	$—	$3,235

Foreign currency translation adjustment for year ended September 30, 2008	—	$—	$—	$		$547	$547
Net loss for year ended September 30, 2008	—	$—	$—		$(76,298)	$—	$(76,298)
Balance, September 30, 2008	96,525,000	$4,950	$46,550		$(124,563)	$547	$(72,516)

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year ended September 30, 2008	Year ended September 30, 2007	Exploration Stage January 16, 2006 through September 30, 2008

Cash flows from operating activities:
Net Income (Loss) for period	$(76,298)	$(47,022)	$(124,563)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	2,215	209	2,453
Accrued interest on loans	18		18
Property abandonments	18,998	-	18,998
Net change in operating assets and liabilities:
Prepaid expenses	(2,644)	9,099	(3,144)
Accounts payable and accrued liabilities	(8,373)	11,520	3,146
Net cash provided (used) by operating activities	(66,084)	(26,194)	(103,092)

Cash flows from investing activities:
Purchase of mineral properties	-	-	(18,998)
Net cash provided by investing activities	-	-	(18,998)

Cash flows from financing activities:
Common stock issued for cash	-	-	51,500
Loans	4,590	-	4,590
Shareholder loans	83,634	14,900	99,348
Net cash provided by financing activities	88,224	14,900	155,438

Effect of foreign currency translation	547	-	547

Net increase (decrease) in cash	22,687	(11,294)	33,895

Cash, beginning of period	11,208	22,502	-

Cash, end of period	$33,895	$11,208	$33,895

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Nature of Business and Operations

Overview

Gryphon Resources, Inc. was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. (“APM”) as a 99% owned subsidiary. Our financial statements are presented on a consolidated basis and include all accounts of both Gryphon Resources, Inc. and its subsidiary (hereinafter the consolidated company may be collectively referred to: “Gryphon Resources”, “Gryphon”, “We”, “Us”, the “Registrant”, or the “Company”)

We are a mineral exploration company and are seeking mineral exploration opportunities in Turkey.

Our fiscal year end is September 30th.

Operational Developments during Fiscal 2008

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

During the year we made series of changes regarding the Company’s operations. These included: (i) the engagement of Madsen & Associates CPA’s Inc. as the Company’s new principal independent accountant; (ii) the engagement of Empire Stock Transfer as the Company’s new transfer agent; and (iii) the move of our office to Bellingham, Washington. Additionally, our new CEO undertook a review of the Company’s existing exploration projects and determined the Company should not proceed with exploration of three gold property claims in the Province of Saskatchewan. As a result, an impairment was charged against these assets and they were removed from the accounting records of the Company.

On April 28, 2008 we acquired a company in Turkey (APM – see Footnote 5) and also received from our President the transfer of certain mining license rights in Turkey which have no accounting value at present.

On June 11, 2008 we accepted the resignation of Mr. Lou Jurinak as Vice-President Administration and appointed Mr. David Walker to this position.

On June 23, 2008, the Company declared an 18.5 for 1 stock dividend. The Record date and Payment date for this stock dividend were July 3, 2008 and July 7, 2008 respectively. The Company instructed its Transfer Agent to round up to one for any fractional interest which resulted in the calculation of the dividend. This dividend had the effect of increasing the issued and outstanding share capital of the Company from 4,950,000 shares to 96,525,000 shares. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split and stock dividend had taken place at the earliest date shown.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

Exploration Stage Activities

The Company has been in the exploration stage since January 16, 2006 and has not yet realized any revenues from its operations.

NOTE 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Gryphon’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company as defined by SEC Industry Guide 7, and follows the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 7, where applicable. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Exploration Costs and Mineral Property Right Acquisitions

The Company follows a policy of expensing exploration expenditures until a production decision in respect of a project has been made and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate. If, and when, proven and probable reserves are determined for a property and a feasibility study has been prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. Costs of acquiring exploration licenses and exploration and development costs are expensed upon acquisition. At such time that the Company has capitalized properties, mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production will be capitalized once proven and probable reserves exist and the property is a commercially minable property. Costs incurred to maintain production or to maintain assets on a standby basis will be charged to operations.

Management periodically reviews the carrying value of its investments in exploration licenses with internal and external mining related professionals.  A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining exploration licenses and the general likelihood that the Company will continue exploration on such project. The Company does not set a predetermined holding period for exploration licenses with unproven deposits, however, exploration licenses which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are to be re-evaluated to determine if future exploration is warranted. Additionally, at such time as the Company has capitalized properties, it will periodically undertake to determine whether there has been any impairment in value; and that the carrying values of the properties are appropriate. All long-lived assets will be reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

At such time as it has capitalized properties, the Company will evaluate the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs will be charged against operations in the year of abandonment or determination of value. The amounts recorded for exploration expenses represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities are subject to various laws and regulations governing protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company expects in the future to make expenditures to comply with such laws and regulations. At such time as the Company has capitalized properties, the accumulated costs of properties that are developed to the stage of commercial production will be amortized to operations through unit-of-production depletion.

Consolidation of Financial Statements

The financial statements include the accounts of the Company and its subsidiary APM Madencilik Sanayi Ve Ticaret Limited Sirketi on a consolidated basis. All inter-company accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Earnings or (Loss) per Share

Earnings or (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The denominator in this calculation is adjusted to reflect any stock splits or stock dividends. On June 23, 2008, the Company declared an 18.5 for 1 stock dividend. The Record date and Payment date for this stock dividend were July 3, 2008 and July 7, 2008 respectively. The Company instructed its Transfer Agent to round up to one for any fractional interest which resulted in the calculation of the dividend. This dividend had the effect of increasing the issued and outstanding share capital of the Company from 4,950,000 shares to 96,525,000 shares. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split and stock dividend had taken place at the earliest date shown.

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formulae is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current fiscal year results because the Company does not have an Options Plan and has not issued any stock options.

Stock Based Compensation

In accordance with SFAS No. 123 (Revised 2004), “Accounting for Stock-Based Compensation”, the Company applies the fair value method of accounting for all stock and stock option awards. Under this method the Company measures the compensation expense for stock and stock option grants based on the fair value of the common stock on the date of grant and amortizes this cost over the vesting period. In cases where vesting is immediate, the full cost of the grant is recorded on grant date. This costing calculation did not affect current fiscal year results because the Company has not made any stock awards.

Estimated Fair Value of Financial Instruments

The carrying value of accounts payable, and other financial instruments reflected in the financial statements approximates fair value due to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Comprehensive income for the periods shown equals the net loss for the period less the effect of foreign currency translation.

Income Taxes

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards.

The Company also follows the provisions of FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 includes the provisions that interest penalties recognized in accordance with FASB Interpretation 48 may be classified in the financial statements as either income taxes or interest expense. The Company’s policy is to recognize such items as interest expense.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

Valuation of Long-Lived Assets

The Company will periodically analyze its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Start-up Costs

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Foreign currency transactions are factored into the books using the following method and translation adjustments are recorded in Other Comprehensive Income:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Revenue Recognition

Revenue from the sale of precious and/or base metals and co-products will be recognized when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectability is reasonably assured. Revenue for precious metal bullion will be recognized at the time of delivery and transfer of title to counter-parties.

Capital Assets

Capital assets will be recorded at cost. Depreciation will be recorded based on estimated useful lives of assets at time of acquisition. At present the Company has no depreciable assets.

GRYPHON RESOURCES, INC. AND SUBSIDIARY.
(An Exploration Stage Company)

Notes to Financial Statements

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes due to either the timing or amount of the original present value estimate underlying the obligation will be made.

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. This standard permits fair value measurement of certain financial assets and liabilities in an effort to eliminate volatility of earnings created by current practice. Most of the Statement applies only to companies that elect fair value. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. This statement is effective for the first fiscal period beginning after November 15, 2007. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and earlier application is encouraged. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Various additional accounting pronouncements have been issued during 2007 and 2008, none of which are expected to have any material effect on the financial statements of the Company.

Other

The Company paid no dividends during the periods presented.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

The Company consists of one reportable business segment. The Company has no revenue to report from any customers.

As at year end September 30, 2008 the Company's assets with carrying value are located in the United States and Turkey.

Advertising is expensed as it is incurred.

Certain comparative figures in these statements have been reclassified to conform to current year classifications.

We did not have any off-balance sheet arrangements as at September 30, 2008 or September 30, 2007.

NOTE 3 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had an operating loss in the current year of $(74,065). Additionally it has accumulated an operating losses since its inception, a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During the year ended September 30, 2008, we addressed the going concern issue by raising cash of $83,634 in shareholder loans and $4,590 in loans from other parties. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

NOTE 4 - Impairment of Mineral Properties

During the interim period ended June 30, 2008, the Company undertook a review of the Company’s exploration projects and determined the Company should not proceed with the exploration of three gold property claims in the Province of Saskatchewan. As a result, an impairment charge was recorded and the related mineral property assets were removed from the accounting records of the Company.

NOTE 5 – Acquisition

On April 28, 2008, the Company acquired 99 shares of the common stock (and 99% of the shares issued and outstanding) of APM Madencilik Sanayi Ve Ticaret Limited Sirketi (“APM”). This Company is located in Turkey. The purchase price was $15,338. The entire purchase price was allocated to APM’s cash accounts, totaling $15,338. No other assets or liabilities were acquired; therefore, no goodwill was recorded. The remaining 1% interest in APM is held by our President.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 6 – Shareholder Loan and Loans Payable

At September 30, 2008, the Company had one shareholder loan outstanding from a related party of $101,801, which included $2,215 of accrued interest for the year ended September 30, 2008 and total accrued interest of $2,453 since inception. This loan is uncollateralized and has no fixed repayment date and is callable at any time. During the twelve months ending September 30, 2008 this shareholder loan increased by $85,849, after including accrued interest.

At September 30, 2008, the Company had a loan payable to a private company. The loan totaled $4,608, which included $18 of accrued interest for the year ended September 30, 2008.  The loan is uncollateralized, has no fixed repayment date and is callable at any time.

NOTE 7 – Related Party Transactions

During the year ending September 30, 2008 related party transactions included: (i) the shareholder loan activity recorded in Note 6; and payment of $1,940 in wages to our CEO.

NOTE 8 – Common Stock and Stock Dividend

On January 27, 2006, the Company issued 2,500,000 shares of its common stock to its founding President for cash. This transaction was valued at a board approved value of $0.001 per share for total proceeds of $2,500.

During the fiscal year ending September 30, 2006, the Company issued 2,450,000 shares of its common stock in a private offering at $0.02 per share for total proceeds of $49,000.

On June 23, 2008, the Company declared an 18.5 for 1 stock dividend. The Record date and Payment date for this stock dividend were July 3, 2008 and July 7, 2008 respectively. The Company instructed its Transfer Agent to round up to one for any fractional interest which resulted in the calculation of the dividend. This dividend had the effect of increasing the issued and outstanding share capital of the Company from 4,950,000 shares to 96,525,000 shares. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split and stock dividend had taken place at the earliest date shown.

NOTE 9 – Operating Leases

Office premises in the US and Turkey are leased on a monthly basis. Gryphon’s office is located at suite 1313 East Maple Street, Suite 201-462, Bellingham, Washington 98225 and incurs monthly rent of $80. The Company’s subsidiary APM is located at 1587/1 sok. Rod-kar 2 Is merkezi, No:8, K:7 35110 Cinarli, Izmir, Turkey and incurs monthly rent of 1,300 Turkish Lira (US$ $1,033). Both rental agreements may be cancelled with one month’s notice.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 10 – Income Taxes

The Company is subject to federal income taxes in the United States and Turkey. The Company had no income taxes payable during the reported periods due to net operating losses.

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

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$(1,243)	2026	$435	$(435)	$—
2007	$(47,022)	2027	$16,458	$(16,458)	$—
2008	$(76,298)	2028	$26,704	$(26,704)	$—
	$(124,563)		$43,597	$(43,597)	$—

The total valuation allowance for the year ended September 30, 2008 is $(43,597) which increased by $(26,704) for the year ended September 30, 2008

NOTE 11 - Mineral Properties Rights Acquisition

On April 28, 2008, the Company’s President transferred into the Company’s subsidiary certain mining license rights in Turkey which have no accounting value at present. No financial data pertaining to this transaction has been incorporated into these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants regarding accounting and financial disclosure matters.

On March 6, 2008, we filed a Current Report on Form 8-K which reported on Item 4.01 Changes in Registrant’s Certifying Accountant. The information in this report is as follows:

On March 3, 2008, Gryphon Resources, Inc. (the “Company”) engaged Madsen & Associates CPA’s Inc., an independent registered public accounting firm, as the Company’s new principal independent accountant and accordingly dismissed Schumacher & Associates, Inc. CPAs this same day.

Schumacher & Associates, Inc. CPAs audited the financial statements of the registrant for the period from January 16, 2006 (date of inception) through September 30, 2006 and the full fiscal year ending September 30, 2007 and was engaged by the Company as its independent accountant until March 3, 2008.

Schumacher & Associates, Inc.’s reports in each of the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than reflecting an uncertainty as to the Company’s ability to continue as a going concern.

The decision to change our principal independent accountant was approved by the board of directors of the Company.

There were no disagreements with Schumacher & Associates Inc. on any matter of accounting principal or practices, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years or any later interim period, other than as described in the following paragraph.

We provided Schumacher & Associates, Inc. with a copy of the Current Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. The letter from Schumacher & Associates, Inc. is filed as Exhibit 16.1 to the Current Report on Form 8-K.

Madsen & Associates CPA’s Inc. were not engaged by the Company during the two most recent fiscal years and the subsequent interim period as either principal accountant to audit our financial statements or as a consultant.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are ineffective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of September 30, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2008, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended September, 2008, there were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

Limitations on the Effectiveness of Controls

The Company has confidence in its revised regime of internal controls and procedures. Nevertheless, the Company’s management (including the Chief Executive Officer and Chief Financial Officer) believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of September 30, 2008, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

Name	Age	Positions and Offices Held

Serdar Kirmizioglu	33	President & Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, Director and Board Chair

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Serdar Kirmizioglu

Mr. Kirmizioglu has extensive experience in mining operations management and engineering. He has held a series of progressively senior positions in a variety of mining and construction firms in Turkey. From 2000 to 2003 he held the position of Raw Material Manager and subsequently Quality Control Manager of Bleaching Refined Oil Processing with Bensan Activated Bentonit Industry Co. From 2004 to 2006 he was the Project and R&D Manager and subsequently Quarry Enterprise, Production Manager for Bemas Concrete Manufacturing and Construction Materials Co. During 2006, Mr. Kirmizioglu was the Technical Manager for Asos Marble Co. and in 2007 held the position of Assistant Chairman of the Board of Directors for Kirser Mining and Construction Co. Mr. Kirmizioglu joined Gryphon Resources, Inc. as President & CEO in 2008.

Mr. Kirmizioglu is a member of the Turkish Chamber of Mining Engineers and received his degree as Bachelor of Mining Engineering from Cukurova University in 1998.

Family Relationships

There are no family relationships between or among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee Financial Expert

In 2006 the Board delegated responsibilities of the Audit Committee to the full Board. Due to the fact that the Company is in its exploration stage, it has not yet been able to recruit and compensate a financial expert for the Audit Committee.

Compliance With Section 16(a) of the Exchange Act - Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act as amended requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2008.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended September 30, 2008, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics and Conduct

The Board approved a code of ethics and conduct which was filed as an exhibit to our registration statement on Form SB-2 filed February 26, 2006 and is incorporated herein by this reference.

Director Compensation

During the year ended September 30, 2008, there were no cash payments, nor stock or option grants made to any directors.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth information regarding the salaries and other compensation paid to our executive officer in our most recent fiscal year ended September 30, 2008 and since inception:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards or SRAs ($) (1)	Securities Underlying Options or SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)

Serdar Kirmizioglu President & CEO, CFO, PAO	Fiscal 2008	1,940	Nil	Nil	Nil	Nil	Nil	Nil
Serdar Kirmizioglu President & CEO, CFO, PAO	Fiscal 2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Serdar Kirmizioglu President & CEO, CFO, PAO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) SARs are “Stock Appreciation Rights”
(2) LTIP’s are “Long-Term Incentive Plans”

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options or SAR’s (#)	Percentage of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

(no grants made)	Nil	-	-	-	-

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-end (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

(no grants made)	Nil	Nil	Nil	Nil	Nil	Nil

The Company has not adopted an Options Plan.

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

The Company has not yet established a Compensation Committee of the Board and plans to do so in the near future.

The Company does not have an employment agreement with its President & CEO and there is no policy in place which creates a relationship between corporate performance and executive or director compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock and all such persons as a group. Each person has sole voting and investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Serdar Kirmizioglu 1313 East Maple Street, Bellingham, Washington 98225	48,750,000	50.5%

Common Stock	All Included Persons as a Group	48,750,000	50.5%

(1) The denominator for this calculation is based on the 96,525,000 issued shares of the Company.

The following table sets the beneficial ownership of the Company’s Common Stock by all directors and officers individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Serdar Kirmizioglu President & CEO, CFO, PAO, Secretary & Treasurer, Director and Board Chair 1313 East Maple Street, Bellingham, Washington 98225	48,750,000	50.5%

Common Stock	All Directors & Officers as a Group	48,750,000	50.5%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending September 30, 2008 there were no related party transactions which exceeded $60,000 in value.

Certain Business Relationships

None to report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Audit Fees
The aggregate fees billed for the last three fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2008 – $9,500 – Madsen & Associates CPAs Inc.
2007 – $12,800 – Schumacher & Associates Inc.
2006 – $8,000 – Schumacher & Associates Inc.

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2008 – $Nil – Madsen & Associates CPAs Inc.
2007 – $Nil –  Schumacher & Associates Inc.
2006 – $Nil – Schumacher & Associates Inc.

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 – $Nil – Madsen & Associates CPAs Inc.
2007 – $Nil – Schumacher & Associates Inc.
2006 – $Nil – Schumacher and Associates Inc.

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 – $Nil – Madsen & Associates CPAs Inc.
2007 – $Nil – Schumacher & Associates Inc.
2006 – $Nil – Schumacher and Associates Inc.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description

3.1	Articles of Incorporation*

3.2	Certificate of Amendment of Articles of Incorporation*

3.2	Bylaws*

14.1	Code of Ethics*

31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed February 26, 2006 and incorporated herein reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GRYPHON RESOURCES, INC.

/s/ Serdar Kirmizioglu
Serdar Kirmizioglu
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Secretary and Treasurer, Director
and Board Chair

Dated: January 13, 2009