Form 10-Q
period 2008-12-31
Gryphon Resources, Inc.
filed 2009-02-13
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

The issuer had 96,525,000 shares of common stock issued and outstanding as of February 12, 2009.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Table of Contents

Page

PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at December 31, 2008 (unaudited) and September 30, 2008 (audited)	1

Unaudited Consolidated Statements of Operations for the three month periods ended December 31, 2008 and December 31, 2007 and the Exploration Stage Period of January 16, 2006 through December 31, 2008	2

Unaudited Consolidated Statements of Cash Flows for the three month periods ended December 31, 2008 and December 31, 2007 and the Exploration Stage Period of January 16, 2006 through December 31, 2008	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II. Other Information	14

Item 1. Legal Proceedings	14

Item 1a. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

QI-09
Three Month Period Ended December 31, 2008

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2008 (unaudited)	September 30, 2008 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$23,893	$33,895
Prepaid expenses	4,904	3,144
Total current assets	28,797	37,039
Total assets	$28,797	$37,039

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,689	$2,646
Accrued liabilities	-	500
Loans payable (Note 9)	12,531	4,608
Shareholder loans (Note 8)	103,084	101,801
Total current liabilities	117,304	109,555
Total liabilities

COMMITTMENTS AND CONTINGENCIES (Notes 1, 4, 7, 8 and 9)	$-	$-

STOCKHOLDERS’ EQUITY (DEFICIT)
Stockholders’ Equity (Deficit) (Note 4):
Common shares, 100,000,000 shares with par value $0.001 authorized, 96,525,000 shares issued and outstanding	$4,950	$4,950
Paid-in Capital	46,550	46,550
Accumulated deficit in the exploration stage	(139,933)	(124,016)
Total Gryphon Resources, Inc. and Subsidiary stockholders’ equity (deficit)	(88,433)	(72,516)
Non-Controlling Interest (Note 4)	(74)	-
Total stockholders’ equity (deficit)	(88,507)	(72,516)

Total liabilities and stockholders’ equity (deficit)	$28,797	$37,039

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31, 2008		Three months ended December 31, 2007		January 16, 2006 (inception) through December 31, 2008

EXPENSES:
Exploration expenses		$652		$-	$3,108
Salaries and wages		3,271		-	8,345
Professional and consultant fees		3,000		7,400	77,447
Administrative expenses		7,523		262	28,640
Mineral properties impairment		-		-	18,998
Total expenses		14,446		7,662	136,538

Net (loss) from Operations		$(14,446)		$(7,662)	$(136,538)

Interest expense		(1,395)		(319)	(3,866)
Foreign currency translation adjustment		(76)		-	471
Net Income (Loss)		(15,917)		(7,981)	(139,933)

Plus: Net Income (Loss) attributable to Non-Controlling Interest (Note 4)		(74)		-	(74)

Net Income (loss) attributable to Gryphon Resources, Inc. and Subsidiary (Note 4)		$(15,991)		$(7,981)	$(140,007)

Loss per common share, basic and diluted attributable to Gryphon Resources, Inc. and Subsidiary (Note 4)	$	Nil	$	Nil

Weighted average shares outstanding, basic and diluted		96,525,000		96,525,000

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended December 31, 2008	Three months ended December 31, 2007	January 16, 2006 (inception) through December 31, 2008

Cash flows from operating activities:
Net loss for the period	$(15,991)	$(7,981)	$(140,007)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	1,283	319	3,736
Accrued interest on loans	113		131
Property abandonments	—	—	18,998
Net change in operating assets and liabilities
Prepaid expenses	(1,760)	(43)	(4,904)
Accounts payable and accrued liabilities	(1,457)	(9,220)	1,689
Net cash provided (used) by operating activities	(17,812)	(16,925)	(120,357)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(18,998)
Net cash provided (used) by investing activities	—	—	(18,998)

Cash flows from financing activities:
Common stock issued for cash	—	—	51,500
Loans	7,810	—	12,400
Shareholder loans	—	10,420	99,348
Net cash provided by financing activities	7,810	10,420	163,248

Net increase (decrease) in cash	(10,002)	(6,505)	23,893

Cash, beginning of period	33,895	11,208	—

Cash, end of period	$23,893	$4,703	$23,893

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated unaudited financial statements included herein have been prepared by Gryphon Resources, Inc. and its subsidiary (collectively the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. On April 28, 2008 the Company incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. (“APM”) as a 99% owned subsidiary. The consolidated unaudited financial statements of the Company as of December 31, 2008 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission. These financial statements are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The remaining 1% interest in APM is held by our President, who is a Turkish citizen.

It is suggested that these financial statements be read in conjunction with the September 30, 2008 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the interim periods included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Amounts shown for September 30, 2008 are based upon the audited financial statements of that date.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Gryphon Resources Inc.’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company as defined by SEC Industry Guide 7, and follows the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 7, where applicable. The

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

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

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing protection of the environment. These laws are continually changingand are generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

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

GRYPHON RESOURCES, INC. AND SUBSIDIARY
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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At December 31, 2008, the Company did not have any common stock equivalents outstanding.

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

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of December 31, 2008 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring, among other things, that: (i) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labelled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; and (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. The Company has adopted this Statement and this adoption resulted in small changes to the presentation of its balance sheet and statement of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on these financial statements.

Note 5 – Stock Dividend

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

Note 6 - Impairment of Mineral Properties

During the period ended June 30, 2008, the Company undertook a review of the Company’s exploration projects and determined the Company should not proceed with the exploration of three gold property claims in the Province of Saskatchewan. As a result, an impairment charge was recorded and the related mineral property assets were removed from the accounting records of the Company.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Minority Interest

On April 28, 2008, the Company incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi (“APM”) as a 99% owned subsidiary. The remaining 1% interest in APM is held by our President.

Note 8 – Shareholder Loan

As at December 31, 2008, the Company had one related party shareholder loan outstanding of $103,084 which included $3,736 of accrued interest. This loan accrues simple interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

Note 9 – Loan Payable

As at December 31, 2008, the Company had an outstanding loan payable of $12,531 which included $131 of accrued interest. This loan is owed to a private company in Turkey, accrues interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

Note 10 - Mineral Properties Rights Acquisition

On April 28, 2008, the Company’s President transferred into the Company’s subsidiary certain mining license rights in Turkey which have no accounting value at present. No financial data pertaining to this transaction has been incorporated into these financial statements.

ITEM 2.  MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-Q contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth. For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Since inception the Company has not been involved in any reclassification, consolidation, or merger arrangements.

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “GRYO”

Results of Operations for the Three Month Periods Ended December 31, 2008 and December 31, 2007 and the period from January 16, 2006 (inception) to December 31, 2008 (the “Exploration Stage Period”)

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into five categories:

-  Exploration expenses
-  Salaries and wages
-  Professional and consultant fees
-  Administrative expenses
-  Mineral Properties Impairment

Exploration Expenses
Exploration expenses have been composed of fees for geological services and assays. Exploration expenses were $659 and $nil for the three month periods ending December 31, 2008 versus December 31, 2007. For the Exploration Stage Period exploration expenses totaled $3,115. During upcoming quarters, we project exploration expenses will increase substantially as we implement our development plans.

Salaries and Wages
Salaries and Wages are composed of wage costs for our CEO, a geological specialist and an office staff member. Salaries and Wages were $3,304 and $nil for the three periods ending December 31, 2008 versus December 31, 2007. For the Exploration Stage Period salaries and wages totaled $8,378. During upcoming quarters, we project salaries and wages will increase moderately as we implement our development plans.

Professional and Consultant Fees
Professional and consultant fees were $3,000 and $7,400 for the three month periods ending December 31, 2008 versus December 31, 2007. For the Exploration Stage Period professional and consultant fees totaled $77,447. During the current period professional fees were composed of auditor, accounting and legal fees. During upcoming quarters, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $7,561 and $262 for the three month periods ended December 31, 2008 versus December 31, 2 007. For the Exploration Stage Period administrative expenses totaled $28,678. During the current period administrative fees were primarily composed of office set-up expenses for our subsidiary in Turkey and filing costs related to our annual financial statements. During upcoming quarters, we project administration expenses will increase substantially as we implement our development plans.

Mineral Properties Impairment
The mineral property impairment related to the abandonment of three gold property claims in the Province of Saskatchewan totaling $18,998.

Net Losses
We incurred net losses of $(15,991) and $(7,981) for the three month periods ended December 31, 2008 versus December 31, 2007. For the Exploration Stage Period net losses totaled $(140,007). For the three month period ended December 31, 2008, the non-controlling interest share of these losses totaled $(74).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares; $99,348 through shareholder loans, and $12,400 via Loans. As of December 31, 2008 we had cash on hand of $23,893 and a prepaid expense balance of $4,904. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars. Our transactions are primarily conducted in US$ but also include transactions in other currencies, notably the Turkish Lira and Canadian Dollar. Foreign currency rate fluctuations may have a material impact on the Company’s financial reporting. These fluctuations may have positive or negative impacts on the results of operations of the Company.

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

As of the end of the period ending December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2008, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the first quarter of the Company’s fiscal year ended September 30, 2009, no material changes were made to the Company’s internal control over financial reporting.

Remediation Plan

Addition of staff
We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A.  RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended December 31, 2008, the Company had a Net Loss of $(15,991). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

Substantial expenditures are required to establish ore reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition

THE COMPANY'S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE COMPANY.

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

COMPETITION MAY HAVE AN IMPACT ON THE COMPANY'S ABILITY TO ACQUIRE ATTRACTIVE PRECIOUS METALS PROPERTIES, WHICH MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S OPERATIONS.

Significant and increasing competition exists for the limited number of precious metals acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than the Company, the Company may be unable to acquire attractive precious metals properties on terms it considers acceptable. Accordingly, there can be no assurance that any exploration program intended by the Company on properties it intends to acquire will yield any reserves or result in any commercial mining operation.

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

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President & CEO, CFO, PAO, Treasurer & Secretary, Chair & Director of the Company, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of its senior officers or personnel, although the Board has discussed and investigated the prospect of obtaining key man insurance for our CEO.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL PRECIOUS METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

▪	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
▪	Availability and costs of financing;
▪	Ongoing costs of production;
▪	Market prices for the precious metals to be produced;
▪	Environmental compliance regulations and restraints; and
▪	Political climate and/or governmental regulation and control.

GENERAL MINING RISKS

Factors beyond our control may affect the marketability of any substances discovered from any resource properties the Company may acquire. Metal prices, in particular gold and silver prices, have fluctuated widely in recent years. Government regulations relating to price, royalties, and allowable production and importing and exporting of precious metals can adversely affect the Company. There can be no certainty that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

(a)   During the quarter there was no information which would have been required to be filed via a report on Form 8-K which was not filed as such.

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

Dated: February 12, 2009