Form 10-Q
period 2009-03-31
Gryphon Resources, Inc.
filed 2009-05-14
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

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

The issuer had 96,525,000 shares of common stock issued and outstanding as of May 14, 2009.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Page

PART I. Financial Information

Item 1. Financial Statements.	1

Consolidated Balance Sheets at March 31, 2009 (unaudited) and September 30, 2008 (audited)	1

Unaudited Consolidated Statements of Operations for the three and six month periods ended March 31, 2009 and March 31, 2008 and the Exploration Stage Period of January 16, 2006 through March 31, 2009	2

Unaudited Consolidated Statements of Cash Flows for the six month periods ended March 31, 2009 and March 31, 2008 and the Exploration Stage Period of January 16, 2006 through March 31, 2009	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II. Other Information	14

Item 1. Legal Proceedings	14

Item 1a. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

QII-09
Period Ended March 31, 2009

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	March 31, 2009 (unaudited)	September 30, 2008 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$11,918	$33,895
Prepaid expenses	3,172	3,144
Total current assets	15,090	37,039
Total assets	$15,090	$37,039

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,274	$2,646
Accrued liabilities	-	500
Loans payable (Note 9)	42,359	4,608
Shareholder loans (Note 8)	104,339	101,801
Total current liabilities	148,972	109,555
Total liabilities	148,972	109,555

COMMITTMENTS AND CONTINGENCIES (Notes 1, 4, 7, 8 and 9)	$-	$-

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ Equity (Deficit) (Note 4):
Common shares, 100,000,000 shares with par value $0.001 authorized, 96,525,000 shares issued and outstanding	$4,950	$4,950
Paid-in Capital	46,550	46,550
Accumulated deficit in the exploration stage	(185,000)	(124,016)
Total Gryphon Resources, Inc. and Subsidiary equity	(133,500)	(72,516)
Non-Controlling Interest (Note 4)	(382)	-
Total stockholders’ equity (deficit)	(133,882)	(72,516)

Total liabilities and stockholders’ equity (deficit)	$15,090	$37,039

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31, 2009		Three months ended March 31, 2008		Six months ended March 31, 2009		Six months ended March 31, 2008		January 16, 2006(inception) through March 31, 2009

EXPENSES:
Exploration expenses		$11,056		$-		$11,715		$-	$14,171
Salaries and wages		15,044		-		18,348		-	23,422
Professional and consultant fees		7,725		2,079		10,725		9,479	85,172
Administrative expenses		4,004		2,300		9,184		2,562	30,301
Investor relations		5,889		-		8,270		-	8,270
Mineral properties impairment		-		18,998		-		18,998	18,998
Total expenses		43,718		23,377		58,242		31,039	180,334
Net (loss) from Operations		$(43,718)		$(23,377)		$(58,242)		$(31,039)	$(180,334)

Interest expense		(1,544)		(381)		(2,940)		(700)	(5,411)
Foreign currency translation adjustment		(113)		-		(184)		-	363
Net (Loss)		$(45,375)		$(23,758)		$(61,366)		$(31,739)	$(185,382)
Less: Net Loss attributable to Non-Controlling Interest (Note 4)		302		n/a		382		n/a	382
Net Income (loss) attributable to Gryphon Resources, Inc. and Subsidiary (Note 4)		(45,073)		(23,758)		(60,984)		(31,739)	(185,000)

Loss per common share, basic and diluted attributable to Gryphon Resources, Inc. and Subsidiary (Note 4)	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding, basic and diluted		96,525,000		96,525,000		96,525,000		96,525,000

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended March 31, 2009	Six months ended March 31, 2008	January 16, 2006 (inception) through March 31, 2009

Cash flows from operating activities:
Net loss for the period	$(61,366)	$(31,739)	$(185,382)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	2,538	700	4,991
Accrued interest on loans	402	—	420
Property abandonments	—	18,998	18,998
Net change in operating assets and liabilities
Prepaid expenses	(28)	(1,941)	(3,172)
Accounts payable and accrued liabilities	(872)	(11,520)	2,274
Net cash provided (used) by operating activities	(59,326)	(25,502)	(161,871)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(18,998)
Net cash provided (used) by investing activities	—	—	(18,998)

Cash flows from financing activities:
Common stock issued for cash	—	—	51,500
Loans	37,349	—	41,939
Shareholder loans	—	25,420	99,348
Net cash provided by financing activities	37,349	25,420	192,787

Net increase (decrease) in cash	(21,977)	(82)	11,918

Cash, beginning of period	33,895	11,208	—

Cash, end of period	$11,918	$11,126	$11,918

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated unaudited financial statements included herein have been prepared by Gryphon Resources, Inc. and its subsidiary (collectively the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. On April 28, 2008 the Company incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. (“APM”) as a 99% owned subsidiary. The consolidated unaudited financial statements of the Company as of March 31, 2009 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission. These financial statements are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The remaining 1% interest in APM is held by our President, who is a Turkish citizen.

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

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Exploration Rights and Mineral Property Rights Acquisitions and Exploration Expenditures

Exploration rights and mineral property rights acquisitions include acquired interests in production, development and exploration stage properties (“Acquired Interests”). As required by FASB EITF 04-2, Acquired Interests are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. Acquired Interests are capitalized when the Company has fully acquired legal title to the Acquired Interests and has attained the legal right to initiate exploration activities or begin mining. In situations where the Company has not acquired full legal title to Acquired Interests, the Company follows a policy of expensing payments made toward acquisition of exploration licenses.

Until the Company has established the existence of proven or probable mineral reserves, as defined by Industry Guide 7, costs for exploration will be expensed and recorded as ‘Exploration Costs’. At such time that the Company has established the existence of proven or probable reserves,  mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production, will be capitalized and recorded as ‘Development Costs’.

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

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

The Company’s exploration activities and are subject to various laws and regulations governing protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company expects in the future to make expenditures to comply with such laws and regulations.

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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At March 31, 2009, the Company did not have any common stock equivalents outstanding.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of March 31, 2009 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 5 – Stock Dividend

On June 23, 2008, the Company declared an 18.5 for 1 stock dividend. The Record and Payment date for this stock dividend were July 3, 2008 and July 7, 2008 respectively. The Company instructed its Transfer Agent to round up to one for any fractional interest which resulted in the calculation of the dividend. This dividend had the effect of increasing the issued and outstanding share capital of the Company from 4,950,000 shares to 96,525,000 shares. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock dividend had taken place on January 16, 2006 (inception).

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

Note 7 – Non-Controlling Interest

On April 28, 2008, the Company incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi (“APM”) as a 99% owned subsidiary. The remaining 1% interest in APM is held by our President.

Note 8 – Shareholder Loan

As at March 31, 2009, the Company had one related party shareholder loan outstanding of $104,339 which included $4,991 of accrued interest. This loan accrues simple interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

Note 9 – Loan Payable

As at March 31, 2009, the Company had an outstanding loan payable of $42,359 which included $420 of accrued interest. This loan is owed to a private company in Turkey, accrues interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

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

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “GRYO”

Results of Operations for the Three and Six Month Periods Ended March 31, 2009 and March 31, 2008 and the period from January 16, 2006 (inception) to March 31, 2009 (the “Exploration Stage Period”)

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into six categories:

-  Exploration expenses
-  Salaries and wages
-  Professional and consultant fees
-  Administrative expenses
-  Investor Relations
-  Mineral Properties Impairment

Exploration Expenses
Exploration expenses have been composed of fees for geological services and assays. Exploration expenses were $11,056 and $11,715 versus $nil and $nil for the three and six month periods ending March 31, 2009 versus March 31, 2008. For the Exploration Stage Period exploration expenses totaled $14,171. During upcoming quarters, we project exploration expenses will increase substantially as we implement our development plans.

Salaries and Wages
Salaries and Wages are composed of wage costs for our CEO, a geological specialist, office staff and contracted administrative support. Salaries and Wages were $15,044 and $18,348 versus $nil and $nil for the three and six month periods ending March 31, 2009 versus March 31, 2008. For the Exploration Stage Period salaries and wages totaled $23,422. During upcoming quarters, we project salaries and wages will increase substantially as we implement our development plans.

Professional and Consultant Fees
Professional and consultant fees were $7,725 and $10,725 versus $2,079 and $9,479 for the three and six month periods ending March 31, 2009 versus March 31, 2008. For the Exploration Stage Period professional and consultant fees totaled $85,172. During the current period professional fees were composed of auditor, accounting and legal fees. During upcoming quarters, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $4,004 and $9,184 versus $2,300 and $2,562 for the three and six month periods ended March 31, 2009 versus March 31, 2008. For the Exploration Stage Period administrative expenses totaled $30,301. Administrative fees were primarily composed of office expenses for our subsidiary in Turkey and filing costs related to our financial statements. During upcoming quarters, we project administration expenses will increase substantially as we implement our development plans.

Investor Relations
Investor relations expenses were $5,889 and $8,270 versus $nil and $nil for the three and six month periods ended March 31, 2009 versus March 31, 2008. For the Exploration Stage Period investor relations expenses totaled $8,270. Investor relations expenses are composed of fees for press releases, website maintenance and investor communication initiatives. During upcoming quarters, we project investor relations expenses will increase substantially as we implement our development plans.

Mineral Properties Impairment
The mineral property impairment related to the abandonment of three gold property claims in the Province of Saskatchewan totaling $18,998.

Net Losses
We incurred net losses of $(45,375) and $(61,366) versus $(23,758) and $(31,739) for the three and six month periods ended March 31, 2009 versus March 31, 2008. For the Exploration Stage Period net losses totaled $(185,382). For the six month period ended March 31, 2009, the non-controlling interest share of these losses totaled $(382).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares; $99,348 through shareholder loans, and $41,943 via Loans. As of March 31, 2009 we had cash on hand of $11,918 and a prepaid expense balance of $3,172. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective in ensuring that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

As of the Evaluation Date, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of the Evaluation Date, as a result of the identification of the significant deficiencies in internal control as described below.

Specifically, management identified the following significant control deficiencies. (i) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (ii) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

A material weakness is a significant deficiency or combination of significant deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Accordingly, while the Company has identified certain significant internal control deficiencies in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles, and that no material weaknesses in internal control exist. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate the significant control deficiencies through various steps.

Changes in Internal Control over Financial Reporting

During the second quarter of the Company’s fiscal year ended September 30, 2009, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the six months ended March 31, 2009, the Company had a Net Loss of $(61,366). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: May 14, 2009