Form 10-Q
period 2009-06-30
Gryphon Resources, Inc.
filed 2009-08-11
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

The issuer had 96,525,000 shares of common stock issued and outstanding as of August 11, 2009.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at June 30, 2009 (unaudited) and September 30, 2008 (audited)	1

Unaudited Consolidated Statements of Operations for the three and nine month periods ended June 30, 2009 and June 30, 2008 and the Exploration Stage Period of January 16, 2006 through June 30, 2009	2

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2009 and June 30, 2008 and the Exploration Stage Period of January 16, 2006 through June 30, 2009	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II. Other Information	14

Item 1. Legal Proceedings	14

Item 1a. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signatures	19

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

QIII-09
Period Ended June 30, 2009

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30, 2009 (unaudited)	September 30, 2008 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$6,173	$33,895
Prepaid expenses	8,906	3,144
Total current assets	15,079	37,039
Total assets	$15,079	$37,039

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$535	$2,646
Accrued liabilities	-	500
Loans payable (Note 9)	63,242	4,608
Shareholder loans (Note 8)	112,259	101,801
Total current liabilities	176,036	109,555
Total liabilities	176,036	109,555

COMMITTMENTS AND CONTINGENCIES (Notes 1, 4, 7, 8 and 9)	$-	$-

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ Equity (Deficit) (Note 4):
Common shares, 400,000,000 shares with par value $0.001 authorized, 96,525,000 shares issued and outstanding	$4,950	$4,950
Paid-in Capital	46,550	46,550
Accumulated deficit in the exploration stage	(211,869)	(124,016)
Total Gryphon Resources, Inc. and Subsidiary equity	(160,369)	(72,516)
Non-Controlling Interest (Note 4)	(588)	-
Total stockholders’ equity (deficit)	(160,957)	(72,516)

Total liabilities and stockholders’ equity (deficit)	$15,079	$37,039

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30, 2009		Three months ended June 30, 2008		Nine months ended June 30, 2009		Nine months ended June 30, 2008		January 16, 2006 (inception through June 30, 2009
EXPENSES:
Exploration expenses		$-		$-		$11,715		$-	$14,171
Salaries and wages		11,678		-		30,026		-	35,100
Professional and consultant fees		1,682		7,801		12,407		17,280	86,854
Administrative expenses		9,768		16,885		18,952		19,447	40,069
Investor relations		2,032		-		10,302		-	10,302
Mineral properties impairment		-		-		-		18,998	18,998
Total expenses		25,160		24,686		83,402		55,725	205,494
Net (loss) from Operations		$(25,160)		$(24,686)		$(83,402)		$(55,725)	$(205,494)

Interest expense		(1,987)		(648)		(4,927)		(1,348)	(7,398)
Foreign currency translation adjustment		73		-		(111)		-	436
Net (Loss)		$(27,074)		$(25,334)		$(88,440)		$(57,073)	$(212,456)
Less: Net Loss attributable to Non-Controlling Interest (Note 4)		205		n/a		587		n/a	587
Net Income (loss) attributable to Gryphon Resources, Inc. and Subsidiary (Note 4)		(26,869)		(25,334)		(87,853)		(57,073)	(211,869)

Loss per common share, basic and diluted attributable to Gryphon Resources, Inc. and Subsidiary (Note 4)	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding, basic and diluted		96,525,000		96,525,000		96,525,000		96,525,000

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended June 30, 2009	Nine months ended June 30, 2008	January 16, 2006 (inception) through June 30, 2009
Cash flows from operating activities:
Net loss for the period	$(88,440)	$(57,073)	$(212,456)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	3,814	1,348	6,285
Accrued interest on loans	1,113	—	1,113
Mineral properties impairment	—	18,998	18,998
Net change in operating assets and liabilities
Prepaid expenses	(5,762)	(2,273)	(8,906)
Accounts payable and accrued liabilities	(2,611)	(10,925)	535
Net cash provided (used) by operating activities	(91,886)	(49,925)	(194,431)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(18,998)
Net cash provided (used) by investing activities	—	—	(18,998)

Cash flows from financing activities:
Common stock issued for cash	—	—	51,500
Loans payable	57,520	7,796	62,128
Shareholder loans	6,644	40,899	105,974
Net cash provided by financing activities	64,164	48,695	219,602

Net increase (decrease) in cash	(27,722)	(1,230)	6,173

Cash, beginning of period	33,895	11,208	—

Cash, end of period	$6,173	$9,978	$6,173

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated unaudited financial statements included herein have been prepared by Gryphon Resources, Inc. and its subsidiary (collectively the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. On April 28, 2008 the Company incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. (“APM”) as a 99% owned subsidiary. The consolidated unaudited financial statements of the Company as of June 30, 2009 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission. These financial statements are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The remaining 1% interest in APM is held by our President, who is a Turkish citizen.

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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At June 30, 2009, the Company did not have any common stock equivalents outstanding.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of June 30, 2009 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 5 – Common Stock

During the period ended June 30, 2009, the Company increased its authorized common shares limit from 100,000,000 to 400,000,000. Shareholder approval for this change was received April 3, 2009 and a Definitive 14C was filed with the Securities Exchange Commission on May 15/09.

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

Note 8 – Shareholder Loan

As at June 30, 2009, the Company had one related party shareholder loan outstanding of $112,259 which included $6,285 of accrued interest. This loan accrues simple interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

Note 9 – Loan Payable

As at June 30, 2009, the Company had an outstanding loan payable of $63,242 which included $1,113 of accrued interest. This loan is owed to a private company in Turkey, accrues interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

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

Overview

Gryphon Resources, Inc. (“Gryphon”, “We”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. (“APM”) as a 99% owned subsidiary. Our financial statements are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. We are a mineral exploration company and are seeking mineral exploration opportunities in Turkey. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings nor has it been involved in any reclassification, consolidation, or merger arrangements.

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “GRYO”

Recent Developments

During the last few months APM has been conducting exploration on  the “H33D4” site located approximately 180 km due East of Ankara, the capital of Turkey. This site was acquired by APM in April 2008 and comprises a 1375 hectare exploration license. It is located in a region with good infrastructure and the Company has determined road, electricity and water resources can be supplied to it with some minor preliminary work.

Exploration work performed by the Company indicate manganese deposits may exist at the site and on August 4, 2009 it appointed Dr. Warren Pratt as its independent geologist to analyze the mineralization of H33D4.

Warren Pratt (BSc Geology Hull, 1986; PhD Structural Geology, University of Wales, 1990) is managing partner of Specialized Geological Mapping Ltd. (www.geologicalmapping.com), an international geological services firm headquartered in Scotland.  Dr. Pratt has a strong mapping background and a decade of British Geological Survey field experience and training. In 1994 he won the President's Award of the Geological Society of London for detailed thematic geological mapping. Dr. Pratt has extensive experience in the mapping, and assessment, of base metal and gold properties all over the world, including Turkey.  His credentials include the designation of Competent Person, as defined by Chapter 17 of the United Kingdom Listing Authority (‘UKLA’) Sourcebook, and his qualifications are consistent with the standards needed to author a US Securities and Exchange Commission “Industry Guide 7 Report – Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations.”

Results of Operations for the Three and Nine Month Periods Ended June 30, 2009 and June 30, 2008 and the period from January 16, 2006 (inception) to June 30, 2009 (the “Exploration Stage Period”)

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into six categories:

-  Exploration expenses
-  Salaries and wages
-  Professional and consultant fees
-  Administrative expenses
-  Investor Relations
-  Mineral Properties Impairment

Exploration Expenses
Exploration expenses have been composed of fees for geological services and assays. Exploration expenses were $nil and $11,715 versus $nil and $nil for the three and nine month periods ending June 30, 2009 versus June 30, 2008. For the Exploration Stage Period exploration expenses totaled $14,171. During upcoming quarters, we project exploration expenses will increase substantially as we implement our development plans.

Salaries and Wages
Salaries and Wages are composed of wage costs for our CEO, a geological specialist, office staff and contracted administrative support. Salaries and Wages were $11,678 and $30,026 versus $nil and $nil for the three and nine month periods ending June 30, 2009 versus June 30, 2008. For the Exploration Stage Period salaries and wages totaled $35,100. During upcoming quarters, we project salaries and wages will increase substantially as we implement our development plans.

Professional and Consultant Fees
Professional and consultant fees were $1,682 and $12,407 versus $7,801 and $17,280 for the three and nine month periods ending June 30, 2009 versus June 30, 2008. For the Exploration Stage Period professional and consultant fees totaled $86,854. During the current period professional fees were composed of auditor, accounting and legal fees. During upcoming quarters, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $9,768 and $18,952 versus $16,885 and $19,447 for the three and nine month periods ended June 30, 2009 versus June 30, 2008. For the Exploration Stage Period administrative expenses totaled $40,069. Administrative fees were primarily composed of office expenses for our subsidiary in Turkey and filing costs related to our financial statements. During upcoming quarters, we project administration expenses will increase substantially as we implement our development plans.

Investor Relations
Investor relations expenses were $2,032 and $10,302 versus $nil and $nil for the three and nine month periods ended June 30, 2009 versus June 30, 2008. For the Exploration Stage Period investor relations expenses totaled $10,302. Investor relations expenses are composed of fees for press releases, website maintenance and investor communication initiatives. During upcoming quarters, we project investor relations expenses will increase substantially as we implement our development plans.

Mineral Properties Impairment
The mineral property impairment related to the abandonment of three gold property claims in the Province of Saskatchewan totaling $18,998.

Net Losses
We incurred net losses of $(27,074) and $(88,440) versus $(25,334) and $(57,073) for the three and nine month periods ended June 30, 2009 versus June 30, 2008. For the Exploration Stage Period net losses totaled $(212,456). For the nine month period ended June 30, 2009, the non-controlling interest share of these losses totaled $(587).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares; $105,974 (excluding accrued interest) through shareholder loans, and $62,129 (excluding accrued interest) via Loans. As of June 30, 2009 we had cash on hand of $6,173 and a prepaid expense balance of $8,906. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of June 30, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2009, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses:  (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports; and (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

Changes in Internal Control over Financial Reporting

During the third quarter of the Company’s fiscal year ended September 30, 2009, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended June 30, 2009, the Company had a Net Loss of $(88,440). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2009, the Company submitted to a vote of the Company's security holders a proposal to increase the authorized common shares limit of the Company from 100,000,000 to 400,000,000. Shareholder approval for this change was received April 3, 2009 and a Definitive 14C was filed with the Securities Exchange Commission on May 15/09.

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

Dated: August 11, 2009