Form 10-K
period 2009-09-30
Gryphon Resources, Inc.
filed 2010-01-13
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

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

Based on the closing price on January 12, 2010 of $0.00, the aggregate market value of the 47,775,000 common shares held by non-affiliates was $nil.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 96,525,000 Common shares were outstanding as of January 12, 2010.

Documents incorporated by reference: None

ii

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	1
ITEM 1B.	Unresolved Staff Comments	5
ITEM 2.	Properties	5
ITEM 3.	Legal Proceedings	5
ITEM 4.	Submission of Matters to Vote of Security Holders	5

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	6
ITEM 6.	Selected Financial Data	7
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	8
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	11
ITEM 8.	Financial Statements and Supplementary Data:	12
	Reports of Independent Registered Public Accounting Firms	13
	Consolidated Balance Sheets at September 30, 2009 and September 30, 2008	14
	Consolidated Statements of Operations for the years ended September 30, 2009 and September 30, 2008 and the Exploration Stage Period of January 16, 2006 to September 30, 2009	15
	Consolidated Statement of Stockholders’ Equity	16
	Consolidated Statements of Cash Flows for the years ended September 30, 2009 and September 30, 2008 and the Exploration Stage Period of January 16, 2006 to September 30, 2009	17
	Notes to Financial Statements	18
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
ITEM 9A.	Controls and Procedures	25
ITEM 9B.	Other Information	27

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	27
ITEM 11.	Executive Compensation	29
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	31
ITEM 14.	Principal Accounting Fees and Services	31

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	32

SIGNATURES		33

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

Gryphon Resources, Inc. was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Limited (“APM”) as a 99% owned subsidiary. Our financial statements are presented on a consolidated basis and include all accounts of both Gryphon Resources, Inc. and its subsidiary (hereinafter the consolidated company may be collectively referred to: “Gryphon Resources”, “Gryphon”, “We”, “Us”, the “Registrant”, or the “Company”)

We are a mineral exploration company and are seeking mineral exploration opportunities in Turkey.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended September 30, 2009, the Company had a Net Loss from Operations of $(126,550). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President & CEO, CFO, PAO, Chair & Director of the Company, Serdar Kirmizioglu, the loss of whose services would have a material adverse effect on the success and development of the Company.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

■	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
■	Availability and costs of financing;
■	Ongoing costs of production;

■	Market prices for the metals to be produced;
■	Environmental compliance regulations and restraints; and
■	Political climate and/or governmental regulation and control.

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

Office Premises
Gryphon’s office is located at suite 1313 East Maple Street, Suite 201-462, Bellingham, Washington 98225. The Company’s subsidiary APM is located at 1587/1 sok. Rod-kar 2 Is merkezi, No:8, K:7 35110 Cinarli, Izmir, Turkey. Both rental agreements may be cancelled with one month’s notice.

ITEM 3.   LEGAL PROCEEDINGS

There are no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended September 30, 2009, shareholders of the Company were asked to vote to approve an increase in the authorized capital of the Company from 75,000,000 common shares to 400,000,000 commons shares. On April 3, 2009, this proposal was approved by a majority of shareholders.

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

Quarter Ended:	High Trade	Low Trade	Closing Trade

December 31, 2008	$1.40	$0.50	$1.40
March 31, 2009	1.80	1.40	1.73
June 30, 2009	1.80	1.15	1.73
September 30, 2009	1.75	0.36	0.51

Shareholders

On January 12, 2009, there were 2 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

ITEM 6.   SELECTED FINANCIAL DATA

	FISCAL 2009	FISCAL 2008	FISCAL 2007	FISCAL 2006
	$	$	$	$
Operating Revenue:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	Nil	Nil

Net Income/(Loss):
Quarter One - Three Months to December 31st	(15,991)	(7,981)	(12,772)	n/a
Quarter Two - Three Months to March 31st	(45,375)	(23,758)	(5,176)	n/a
Quarter Three- Three Months to June 30th	(27,074)	(25,334)	(11,500)	n/a
Full Year – Twelve Months to September 30th	(126,550)	(75,571)	(47,022)	(1,243)

Earnings/(Loss) per share:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	(0.01)	Nil

Cash:
Quarter One - Three Months to December 31st	23,893	4,703	21,317	n/a
Quarter Two - Three Months to March 31st	11,918	11,126	17,860	n/a
Quarter Three- Three Months to June 30th	6,173	9,978	6,435	n/a
Full Year – Twelve Months to September 30th	1,572	33,895	11,208	22,502

Total assets:
Quarter One - Three Months to December 31st	28,797	24,244	49,914	n/a
Quarter Two - Three Months to March 31st	15,090	13,567	37,385	n/a
Quarter Three- Three Months to June 30th	15,079	12,751	25,582	n/a
Full Year – Twelve Months to September 30th	3,354	37,039	30,706	51,099

	FISCAL 2009	FISCAL 2008	FISCAL 2007	FISCAL 2006
	$	$	$	$
Total stockholders’ equity (deficit):
Quarter One - Three Months to December 31st	(88,507)	(4,746)	49,061	n/a
Quarter Two - Three Months to March 31st	(133,882)	(28,504)	32,309	n/a
Quarter Three- Three Months to June 30th	(160,957)	(53,838)	20,809	n/a
Full Year – Twelve Months to September 30th	(199,066)	(72,516)	3,235	50,257

Cash dividends per share:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	Nil	Nil

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

Operational Developments during Fiscal 2009

During the year ended September 30, 2009 the Company undertook exploration on the H33D4 property concession held by its subsidiary APM in Turkey. An examination of H33D4 done by an independent geologist showed a block of manganese mineralization measuring approximately 20 x 15 x 5 metres with a grade of approximately 45%, plus other lower grade manganese mineralization. The visible high grade manganese deposit occurs within a complex mega-breccia (melange) deposit. Other similar manganese blocks were not visible at the surface and no drilling has yet been undertaken. These findings did not verify previous analysis of the Company that H33D4 may have an extensive high grade manganese deposit. However, there is evidence of low grade manganese mineralization hosted by a tectonised sequence of ophiolitic rocks. This mineralization extends for at least 400 metres along strike and is composed of a manganiferous chert approximately 3 metres thick on average. This mineralization is estimated to have a grade of approximately 1.2 – 5.7% and does not present an economical case for exploitation at this time.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Gryphon during the years ended September 30, 2009 and September 30, 2008 and the Exploration Stage Period of January 16, 2006 to September 30, 2009 (the “Exploration Stage”).

Revenues

Gryphon did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into six categories:

-  Exploration Expenses
-  Salaries & Wages
-  Professional and Consultant Fees
-  Administrative Expenses
-  Investor Relations
-  Mineral Properties Impairment

Exploration Expenses
Exploration Expenses for the year ended September 30, 2009 totaled $24,226 compared to $2,456 for the year ended September 30, 2008. Expenses for the Exploration Stage totaled $26,682. These expenses were comprised of costs for assaying and geological services on the H33D4 site in Turkey. We cannot yet predict the level of these expenses during fiscal 2010.

Salaries & Wages
Salaries & Wages for the year ended September 30, 2009 totaled $42,336 compared to $5,074 for the year ended September 30, 2008. Expenses for the Exploration Stage totaled $47,410. These expenses were comprised of costs for three employees in our office in Turkey. We expect the level of these expenses to increase moderately during fiscal 2009 as we implement our business plans.

Professional and Consultant Fees
Professional & Consultant Fees are comprised of fees for work performed by accounting, audit and legal professionals. During the year ended September 30, 2009 these fees totaled $19,953 compared with $32,067 for the year ended September 30, 2008. For the Exploration Stage, these costs totaled $94,400. We anticipate Professional & Consultant Fees will remain at current levels in the upcoming year.

Administrative Expenses
Administrative Expenses were $28,197 for the year ended September 30, 2009 compared with $14,923 during the year ended September 30, 2008. For the Exploration Stage, Administrative Expenses totaled $48,767. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase moderately in the upcoming year.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the year ended September 30, 2009, these expenses totaled $4,653 versus $nil for the year ended September 30, 2007. For the Exploration Stage, Investor Relations expenses totaled $4,653. We anticipate Investor Relations expenses will increase in the upcoming year.

Mineral Properties Impairment
The mineral property impairment charge for the year ended September 30, 2008 related to the abandonment of three gold property claims totaling $18,998.

Net (Loss)
We incurred a net loss of $(126,550) for the twelve months ended September 30, 2009 compared with a net loss of $(75,751) for the same period ended September 30, 2008. For the Exploration Stage, the Net Loss totaled $(250,566)

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares and $105,588 through shareholder loans and 79,626 through loans from other parties. As of September 30, 2009 we had cash on hand of $1,572 and prepaid expenses of $1,782. We project we will need to attempt to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our CEO to cover our operating requirements. However, we also project we will need to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

Employees

As of September 30, 2009, we employed three employees at our subsidiary and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management and will hire additional staff as needed.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	13

Financial Statements for the years ended September 30, 2009 and September 30, 2008 and for the Exploration Stage of January 16, 2006 to September 30, 2009:

Consolidated Balance Sheets	14

Consolidated Statements of Operations	15

Consolidated Statement of Stockholders’ Equity (Deficit)	16

Consolidated Statements of Cash Flows	17

Notes to Financial Statements	18

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

To Board of Directors and
Stockholders of Gryphon Resources, Inc. and Subsidiary (an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Gryphon Resources, Inc. and subsidiary (the Company) (an Exploration Stage Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2009. We did not audit the consolidated statements of operations, stockholders’ equity and cash flows for the period from January 16, 2006 (inception) to September 30, 2007. Those financial statements were audited by other auditors whose report has been furnished to us. Our opinion on the consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 16, 2006 (inception) to September 30, 2007 is based solely upon the report of other auditors. Gryphon Resources, Inc. and Subsidiary (an Exploration Stage Company) management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gryphon Resources, Inc. and Subsidiary (an Exploration Stage Company) as of September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result for the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.

Madsen & Associates CPAs, Inc.
Salt Lake City, Utah
January 12, 2010

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	September 30, 2009	September 30, 2008
ASSETS

CURRENT ASSETS
Cash (Note 2)	$1,572	$33,895
Prepaid expenses	1,782	3,144
Total current assets	3,354	37,039

Total assets	$3,354	$37,039

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	7,550	2,646
Accrued expenses	-	500
Loans payable (Note 6)	81,654	4,608
Shareholder loans (Note 6)	113,216	101,801
Total current liabilities	$202,420	$109,555

Total liabilities	$202,420	$109,555

COMMITTMENTS AND CONTINGENCIES (Notes 2, 3, 6, 9 and 10)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 400,000,000 shares par value $0.001 authorized, 96,525,000 issued and outstanding (Note 8)	4,950	4,950
Paid-in Capital	46,550	46,550
Accumulated deficit in the exploration stage	(249,796)	(124,016)
Total Gryphon Resources, Inc. and Subsidiary equity	(198,296)	(72,516)
Non-Controlling Interest (Note 2)	(770)	-
Total stockholders’ equity (deficit)	(199,066)	(72,516)

Total liabilities and stockholders’ equity (deficit)	$3,354	$37,039

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Year ended September 30, 2009	Year ended September 30, 2008	Exploration Stage January 16, 2006 through September 30, 2009

EXPENSES:
Exploration expenses	24,226	2,456	26,682
Salaries & wages	42,336	5,074	47,410
Professional and consultant fees	19,953	32,067	94,400
Administrative expenses	28,197	14,923	48,767
Investor relations	4,653	-	4,653
Mineral properties impairment (Note 4)	-	18,998	18,998
Total expenses	$119,365	$73,518	$240,910

Net loss from operations	$(119,365)	$(73,518)	$(240,910)
Interest expense	(7,185)	(2,233)	(9,656)
Net Income (Loss)	$(126,550)	$(75,751)	$(250,566)
Less: Net Loss attributable to Non-Controlling Interest (Note 2)	770	-	770
Equals: Net Loss attributable to Gryphon Resources, Inc. and Subsidiary (Note 2)	(125,780)	(75,751)	(249,796)

Loss per common share (Note 2), basic and diluted	$0.00	$0.00
Weighted average shares outstanding , basic and diluted (Notes 2 and 8)	96,525,000	96,525,000

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Paid-in Capital	Deficit Attributable to Non-Controlling Interest	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
Common shares issued for cash at $0.001 January 27, 2006	48,750,000	$2,500	$—	$—	$—	$2,500
Common shares issued for cash at $0.02 during the period ended September 30, 2006	47,775,000	$2,450	$46,550	$—	$—	$49,000
Net loss for the period from January 16, 2006 (inception) to September 30, 2006	—	$—	$—	$—	$(1,243)	$(1,243)
Balance, September 30, 2006	96,525,000	$4,950	$46,550	$—	$(1,243)	$50,257

Net loss for year ended September 30, 2007	—	$—	$—	$—	$(47,022)	$(47,022)
Balance, September 30, 2007	96,525,000	$4,950	$46,550	$—	$(48,265)	$3,235

Net loss for year ended September 30, 2008	—	$—	$—	$—	$(75,751)	$(75,571)
Balance, September 30, 2008	96,525,000	$4,950	$46,550	$—	$(124,016)	$(72,516)

Net loss for year ended September 30, 2009	—	$—	$—	$(770)	$(125,780)	$(126,550)
Balance, September 30, 2009	96,525,000	$4,950	$46,550	$(770)	$(249,796)	$(199,066)

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year ended September 30, 2009	Year ended September 30, 2008	Exploration Stage January 16, 2006 through September 30, 2009
Cash flows from operating activities:
Net Income (Loss) for period	$(126,550)	$(75,751)	$(250,566)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	5,175	2,215	7,628
Accrued interest on loans	2,010	18	2,028
Property abandonments	-	18,998	18,998
Net change in operating assets and liabilities:
Prepaid expenses	1,362	(2,644)	(1,782)
Accounts payable and accrued liabilities	4,404	(8,373)	7,550
Net cash provided (used) by operating activities	(113,599)	(65,537)	(216,144)

Cash flows from investing activities:
Purchase of mineral properties	-	-	(18,998)
Net cash provided by investing activities	-	-	(18,998)

Cash flows from financing activities:
Common stock issued for cash	-	-	51,500
Loans	75,036	4,590	79,626
Shareholder loans	6,240	83,634	105,588
Net cash provided by financing activities	81,276	88,224	236,714

Net increase (decrease) in cash	(32,323)	22,687	1,572

Cash, beginning of period	33,895	11,208	-

Cash, end of period	$1,572	$33,895	$1,572

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Nature of Business and Operations

Gryphon Resources, Inc. was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Limited. (“APM”) as a 99% owned subsidiary. The remaining balance of 1% of APM shares are held by our CEO. Our financial statements are presented on a consolidated basis and include all accounts of both Gryphon Resources, Inc. and its subsidiary (hereinafter the consolidated company may be collectively referred to: “Gryphon Resources”, “Gryphon”, “We”, “Us”, the “Registrant”, or the “Company”)

We are a mineral exploration company and are seeking mineral exploration opportunities in Turkey.

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

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company as defined by SEC Industry Guide 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Exploration Costs and Mineral Property Right Acquisitions

The Company is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Consolidation of Financial Statements

These financial statements include the accounts of the Company and its subsidiary APM Madencilik Limited on a consolidated basis. All inter-company accounts have been eliminated.

Non-Controlling Interest

As required by GAAP, the Consolidated Balance Sheet and Consolidated Statements of Operations of these financial statements include the allocation to ‘Non-Controlling Interest’ of a proportionate share of the Company’s net losses relating to the 1% ownership interest in APM Madencilik Limited which is not owned by the Company.

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

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formula is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current fiscal year results because the Company does not have an Option Plan and has not issued any stock options.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

Stock Based Compensation

The Company applies the fair value method of accounting for all stock and stock option awards. Under this method the Company measures compensation expense for stock option grants based on the fair value of the option on the date of grant and amortizes this cost over the vesting period. In cases where vesting is immediate, the full cost of the grant is recorded on grant date. This costing calculation did not affect current fiscal year results because the Company has not made any stock awards.

Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments reflected in the financial statements approximates fair value due to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards. Additionally, the Company has not recognized any amount for a tax position taken or expected to be taken on its tax return, or for any interest or penalties.

Valuation of Long-Lived Assets

The Company will periodically analyze its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

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

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2009 and 2008, none of which are expected to have a material effect on the financial statements of the Company.

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment. The Company has no revenue to report from any customers.

As at year end September 30, 2009 the Company's assets with carrying value are located in the United States and Turkey.

Advertising is expensed as it is incurred.

Certain comparative figures in these statements have been reclassified to conform to current year classifications.

We did not have any off-balance sheet arrangements as at September 30, 2009 or September 30, 2008.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 3 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss attributable to Gryphon Resources, Inc. and Subsidiary of $(125,780). Additionally it has accumulated an operating losses since its inception, a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During the year ended September 30, 2009, we addressed the going concern issue by raising cash of $6,240 in shareholder loans and $75,036 in loans from other parties. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

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

NOTE 5 – Acquisition

On April 28, 2008, the Company acquired 99 shares of the common stock (and 99% of the shares issued and outstanding) of APM Madencilik Limited (“APM”). This Company is located in Turkey. The purchase price was $15,338. The entire purchase price was allocated to APM’s cash accounts, totaling $15,338. No other assets or liabilities were acquired; therefore, no goodwill was recorded. The remaining 1% interest in APM is held by our CEO.

NOTE 6 – Shareholder Loan and Loans Payable

At September 30, 2009, the Company had one shareholder loan outstanding from a related party of $113,216, which included $5,175 of accrued interest for the year ended September 30, 2009 and total accrued interest of $7,628 since inception. This loan is uncollateralized and has no fixed repayment date and is callable at any time. During the twelve months ended September 30, 2009 this shareholder loan increased by $11,415, after including accrued interest.

At September 30, 2009, the Company had a loan payable to a private company in Turkey. The loan totaled $81,654, which included $2,010 of accrued interest for the year ended September 30, 2009.  The loan is uncollateralized, has no fixed repayment date and is callable at any time. During the twelve months ended September 30, 2009 this loan increased by $77,046, after including accrued interest.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 7 – Related Party Transactions

During the year ending September 30, 2009 related party transactions included: (i) the shareholder loan activity recorded in Note 6; and (ii) payment of $27,577 in wages to our CEO.

NOTE 8 – Common Stock

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

As recorded in a Form DEF 14C filed May 15, 2009, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 400,000,000 shares, par value of $0.001 per share.

NOTE 9 – Operating Leases

Office premises in the US and Turkey are leased on a monthly basis. Gryphon’s office is located at suite 1313 East Maple Street, Suite 201-462, Bellingham, Washington 98225 and incurs monthly rent of $80. The Company’s subsidiary APM is located at 1587/1 sok. Rod-kar 2 Is merkezi, No:8, K:7 35110 Cinarli, Izmir, Turkey and incurs monthly rent of 1,300 Turkish Lira (US$ $871). Both rental agreements may be cancelled with one month’s notice.

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

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Financial Statements

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance		Net Tax Benefit

2006	$(1,243)	2026	$435	$	(435)	$—
2007	$(47,202)	2027	$16,521		$(16,521)	$—
2008	$(75,571)	2028	$26,450		$(26,450)	$—
2009	$(125,780)	2029	$44,023		$(44,023)	$—
	$(249,796)		$87,429		$(87,429)	$—

The total valuation allowance for the year ended September 30, 2009 is $(87,429) which increased by $(44,023) for the year ended September 30, 2009.

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

As of September 30, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2009, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies: (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports; (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

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

Changes in Internal Control over Financial Reporting

During the last quarter of the Company’s fiscal year ended September 30, 2009, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of September 30, 2009, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

Name	Age	Positions and Offices Held

Serdar Kirmizioglu	34	President & Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer*, Director and Board Chair

*(subsequent to September 30, 2009, Mr. David Walker was appointed Secretary and Treasurer)

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of illegal business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year ended September 30, 2009.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended September 30, 2009, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics and Conduct

The Board approved a code of ethics and conduct which was filed as an exhibit to our registration statement on Form SB-2 filed February 26, 2006 and is incorporated herein by this reference.

Director Compensation

During the year ended September 30, 2009, there were no cash payments, nor stock or option grants made to any directors.

ITEM 11.   EXECUTIVE COMPENSATION

The following tables set forth information regarding the salaries and other compensation paid to our executive officer in our most recent fiscal year ended September 30, 2009 and since inception:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards or SARs ($) (1)	Securities Underlying Options or SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)

Serdar Kirmizioglu President & CEO, CFO, PAO	Fiscal 2009	27,577	Nil	Nil	Nil	Nil	Nil	Nil
Serdar Kirmizioglu President & CEO, CFO, PAO	Fiscal 2008	1,940	Nil	Nil	Nil	Nil	Nil	Nil
Lou Jurinak President & CEO, CFO, PAO	Fiscal 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lou Jurinak President & CEO, CFO, PAO	Fiscal 2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lou Jurinak President & CEO, CFO, PAO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) SARs are “Stock Appreciation Rights”
(2) LTIP’s are “Long-Term Incentive Plans”

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options or SAR’s (#)	Percentage of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

(no grants made)	Nil	-	-	-	-

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-end (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

(no grants made)	Nil	Nil	Nil	Nil	Nil	Nil

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

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Serdar Kirmizioglu President & CEO, CFO, PAO, Secretary & Treasurer, Director and Board Chair 1313 East Maple Street, Bellingham, Washington 98225	48,750,000	50.5%

Common Stock	David Walker Vice President – Administration, Secretary & Treasurer 1313 East Maple Street, Bellingham, Washington 98225	Nil	Nil%

Common Stock	All Directors & Officers as a Group	48,750,000	50.5%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending September 30, 2009 there were no related party transactions which exceeded $60,000 in value.

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

Audit Fees
The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2009 – $7,235 – Madsen & Associates CPAs Inc.
2008 – $9,500 – Madsen & Associates CPAs Inc.

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2009 – $Nil – Madsen & Associates CPAs Inc.
2008 – $Nil – Madsen & Associates CPAs Inc.

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 – $Nil – Madsen & Associates CPAs Inc.
2008 – $Nil – Madsen & Associates CPAs Inc.

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 – $Nil – Madsen & Associates CPAs Inc.
2008 – $Nil – Madsen & Associates CPAs Inc.

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

GRYPHON RESOURCES, INC.

/s/ Serdar Kirmizioglu
Serdar Kirmizioglu
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Director and Board Chair

/s/David Walker
David Walker
Secretary and Treasurer,

Dated: January 13, 2010

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Serdar Kirmizioglu
Serdar Kirmizioglu
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Director and Board Chair

 /s/David Walker
David Walker
Secretary and Treasurer,

Dated: January 13, 2010