Form 10-K/A
period 2009-09-30
Gryphon Resources, Inc.
filed 2010-01-13
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K
Amendment #1

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

Documents incorporated by reference: None

NOTE:  This amendment on Form 10K/A has been filed to correct typographical errors on pages 7 and 16 of the previously filed Form 10K for the period ended September 30, 2009, wherein the Net Loss for the period ended September 30, 2008 should have been recorded as $75,751, rather than $75,571.

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

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

ITEM 6.   SELECTED FINANCIAL DATA

	FISCAL 2009	FISCAL 2008	FISCAL 2007	FISCAL 2006
	$	$	$	$
Operating Revenue:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	Nil	Nil

Net Income/(Loss):
Quarter One - Three Months to December 31st	(15,991)	(7,981)	(12,772)	n/a
Quarter Two - Three Months to March 31st	(45,375)	(23,758)	(5,176)	n/a
Quarter Three- Three Months to June 30th	(27,074)	(25,334)	(11,500)	n/a
Full Year – Twelve Months to September 30th	(126,550)	(75,751)	(47,022)	(1,243)

Earnings/(Loss) per share:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	(0.01)	Nil

Cash:
Quarter One - Three Months to December 31st	23,893	4,703	21,317	n/a
Quarter Two - Three Months to March 31st	11,918	11,126	17,860	n/a
Quarter Three- Three Months to June 30th	6,173	9,978	6,435	n/a
Full Year – Twelve Months to September 30th	1,572	33,895	11,208	22,502

Total assets:
Quarter One - Three Months to December 31st	28,797	24,244	49,914	n/a
Quarter Two - Three Months to March 31st	15,090	13,567	37,385	n/a
Quarter Three- Three Months to June 30th	15,079	12,751	25,582	n/a
Full Year – Twelve Months to September 30th	3,354	37,039	30,706	51,099

	FISCAL 2009	FISCAL 2008	FISCAL 2007	FISCAL 2006
	$	$	$	$
Total stockholders’ equity (deficit):
Quarter One - Three Months to December 31st	(88,507)	(4,746)	49,061	n/a
Quarter Two - Three Months to March 31st	(133,882)	(28,504)	32,309	n/a
Quarter Three- Three Months to June 30th	(160,957)	(53,838)	20,809	n/a
Full Year – Twelve Months to September 30th	(199,066)	(72,516)	3,235	50,257

Cash dividends per share:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	Nil	Nil

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

The accompanying notes to financial statements are an integral part of this statement

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Paid-in Capital	Deficit Attributable to Non-Controlling Interest	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
Common shares issued for cash at $0.001 January 27, 2006	48,750,000	$2,500	$—	$—	$—	$2,500
Common shares issued for cash at $0.02 during the period ended September 30, 2006	47,775,000	$2,450	$46,550	$—	$—	$49,000
Net loss for the period from January 16, 2006 (inception) to September 30, 2006	—	$—	$—	$—	$(1,243)	$(1,243)
Balance, September 30, 2006	96,525,000	$4,950	$46,550	$—	$(1,243)	$50,257

Net loss for year ended September 30, 2007	—	$—	$—	$—	$(47,022)	$(47,022)
Balance, September 30, 2007	96,525,000	$4,950	$46,550	$—	$(48,265)	$3,235

Net loss for year ended September 30, 2008	—	$—	$—	$—	$(75,751)	$(75,751)
Balance, September 30, 2008	96,525,000	$4,950	$46,550	$—	$(124,016)	$(72,516)

Net loss for year ended September 30, 2009	—	$—	$—	$(770)	$(125,780)	$(126,550)
Balance, September 30, 2009	96,525,000	$4,950	$46,550	$(770)	$(249,796)	$(199,066)

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