Form 10-Q
period 2009-12-31
Gryphon Resources, Inc.
filed 2010-02-08
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2009

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

The issuer had 96,525,000 shares of common stock issued and outstanding as of February 5, 2010.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Page
PART I. Financial Information	1

Item 1. Financial Statements.	1

Consolidated Balance Sheets at December 31, 2009 (unaudited) and September 30, 2009 (audited)	1

Unaudited Consolidated Statements of Operations for the three periods ended December 31, 2009 and December 31, 2008 and the Exploration Stage Period of January 16, 2006 through December 31, 2009	2

Unaudited Consolidated Statements of Cash Flows for the three month periods ended December 31, 2009 and December 31, 2008 and the Exploration Stage Period of January 16, 2006 through December 31, 2009	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	11

PART II. Other Information	13

Item 1. Legal Proceedings	13

Item 1a. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

QI-10
Period Ended December 31, 2009

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2009 (unaudited)	September 30, 2009 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$18,479	$1,572
Prepaid expenses	1,713	1,782
Total current assets	20,192	3,354
Total assets	$20,192	$3,354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$869	$7,550
Loans payable (Note 8)	83,020	81,654
Shareholder loans (Note 7)	139,830	113,216
Total current liabilities	223,719	202,420
Total liabilities	223,719	202,420

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ Equity (Deficit) (Note 4):
Common shares, 400,000,000 shares with par value $0.001 authorized, 96,525,000 shares issued and outstanding	$4,950	$4,950
Paid-in Capital	46,550	46,550
Accumulated deficit in the exploration stage	(254,241)	(249,796)
Total Gryphon Resources, Inc. and Subsidiary equity	(202,741)	(198,296)
Non-Controlling Interest (Note 6)	(786)	(770)
Total stockholders’ equity (deficit)	(203,527)	(199,066)

Total liabilities and stockholders’ equity (deficit)	$20,192	$3,354

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31, 2009		Three months ended December 31, 2008		January 16, 2006 (inception) through December 31, 2009

EXPENSES:
Exploration expenses		$-		$652	$26,682
Salaries and wages		70		3,308	47,480
Professional and consultant fees		228		3,000	94,628
Administrative expenses		1,482		7,636	50,249
Investor relations		-		-	4,653
Mineral properties impairment		-		-	18,998
Total expenses		1,780		14,596	242,690
Net (loss) from Operations		$(1,780)		$(14,596)	$(242,690)

Interest expense		(2,681)		(1,395)	(12,337)
Net (Loss)		$(4,461)		$(15,991)	$(255,027)

Less: Net Loss attributable to Non-Controlling Interest (Note 6)		16		74	786
Net Income (loss) attributable to Gryphon Resources, Inc. and Subsidiary (Note 6)		(4,445)		(15,917)	(254,241)

Loss per common share, basic and diluted attributable to Gryphon Resources, Inc. and Subsidiary (Note 2 and 4)	$	Nil	$	Nil

Weighted average shares outstanding, basic and diluted		96,525,000		96,525,000

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended December 31, 2009	Three months ended December 31, 2008	January 16, 2006 (inception) through December 31, 2009
Cash flows from operating activities:
Net loss for the period	$(4,461)	$(15,991)	$(255,027)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Accrued interest on shareholder loans	1,649	1,283	9,277
Accrued interest on loans	1,032	113	3,060
Mineral properties impairment	—	—	18,998
Net change in operating assets and liabilities
Prepaid expenses	69	(1,760)	(1,713)
Accounts payable and accrued liabilities	(6,681)	(1,457)	869
Net cash provided (used) by operating activities	(8,392)	(17,812)	(224,536)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(18,998)
Net cash provided (used) by investing activities	—	—	(18,998)

Cash flows from financing activities:
Common stock issued for cash	—	—	51,500
Loans payable	334	7,810	79,960
Shareholder loans	24,965	—	130,553
Net cash provided by financing activities	25,299	7,810	262,013

Net increase (decrease) in cash	16,907	(10,002)	18,479

Cash, beginning of period	1,572	33,895	—

Cash, end of period	$18,479	$23,893	$18,479

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated unaudited financial statements included herein have been prepared by Gryphon Resources, Inc. and Subsidiary (collectively the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. On April 28, 2008 the Company incorporated a Turkish company named APM Madencilik Limited (“APM”) as a 99% owned subsidiary. The consolidated unaudited financial statements of the Company as of December 31, 2009 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission. These financial statements are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The remaining 1% interest in APM is held by our President, who is a Turkish citizen.

It is suggested that these financial statements be read in conjunction with the September 30, 2009 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the interim periods included.

Amounts shown for September 30, 2009 are based upon the audited financial statements of that date.

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

Consolidation of Financial Statements

The consolidated financial statements include the accounts of the Company and its 99% owned subsidiary APM Madencilik Limited on a consolidated basis. All inter-company accounts have been eliminated.

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At December 31, 2009, the Company did not have any common stock equivalents outstanding.

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
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred

Foreign currency transactions are primarily undertaken in Turkish Lira. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2010, 2009 and 2008, none of which are expected to have a material effect on the financial statements of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the three month period ended December 31, 2009, the net loss attributable to Gryphon Resources, Inc. and Subsidiary was $(4,445). The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of December 31, 2009 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Common Stock

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

On May 15, 2009, the Company increased its authorized common shares limit from 100,000,000 to 400,000,000. Shareholder approval for this change was received April 3, 2009 and a Definitive 14C was filed with the Securities Exchange Commission on May 15, 2009 and recorded with the Nevada Secretary of State Corporate Registry.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Impairment of Mineral Properties

During fiscal 2008, the Company undertook a review of the Company’s exploration projects and determined the Company should not proceed with the exploration of three gold property claims in the Province of Saskatchewan. As a result, an impairment charge was recorded and the related mineral property assets were removed from the accounting records of the Company.

Note 6 – Non-Controlling Interest

On April 28, 2008, the Company incorporated a Turkish company named APM Madencilik Limited (“APM”) as a 99% owned subsidiary. The remaining 1% interest in APM is held by our President. To report the non-controlling interest in these financial statements, we show the portion of equity in our subsidiary not attributable to Gryphon Resources, Inc. as separate line items in the consolidated balance sheet and consolidated statements of operations.

The purpose of reporting ‘non-controlling interest’ is to show the ownership interests in subsidiaries held by parties other than a parent company so that these outside ownership interests can be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. And, so that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations.

Note 7 – Shareholder Loan

As at December 31, 2009, the Company had one related party shareholder loan outstanding of $139,830 which includes $1,649 of accrued interest for the three month period ended December 31, 2009. This loan accrues simple interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

Note 8 – Loan Payable

As at December 31, 2009, the Company had an outstanding loan payable of $83,020 which includes $1,032 of accrued interest for the three month period ended December 31, 2009. This loan is owed to a private company in Turkey, accrues interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

Note 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 5, 2010, which is the date these consolidated financial statements were issued.

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

Overview

Gryphon Resources, Inc. (“Gryphon”, “We”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Limited. (“APM”) as a 99% owned subsidiary. Our financial statements are presented on a consolidated basis and include all accounts of both the Company and Subsidiary. We are a mineral exploration company and are seeking mineral exploration opportunities in Turkey. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings nor has it been involved in any reclassification, consolidation, or merger arrangements.

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “GRYO.”

Results of Operations for the Three Month Periods Ended December 31, 2009 and December 31, 2008 and the period from January 16, 2006 (inception) to December 31, 2009 (the “Exploration Stage Period”)

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into six categories:

-  Exploration expenses
-  Salaries and wages
-  Professional and consultant fees
-  Administrative expenses
-  Investor Relations
-  Mineral Properties Impairment

Exploration Expenses
Exploration expenses have been composed of fees for geological services and assays. Exploration expenses were $nil versus $652 for the three month periods ending December 31, 2009 versus December 31, 2008. For the Exploration Stage Period exploration expenses totaled $26,682. We cannot currently project exploration expenses for upcoming quarters.

Salaries and Wages
Salaries and Wages are composed of wage costs for our CEO, a geological specialist, office staff and contracted administrative support. Salaries and Wages were $70 versus $3,308 for the three month periods ending December 31, 2009 versus December 31, 2008. For the Exploration Stage Period salaries and wages totaled $47,480. We cannot currently project salaries and wages expenses for upcoming quarters.

Professional and Consultant Fees
Professional and consultant fees were $228 versus $3,000 for the three month periods ending December 31, 2009 versus December 31, 2008. For the Exploration Stage Period professional and consultant fees totaled $94,628. During the current period professional fees were composed of auditor, accounting and legal fees. During upcoming quarters, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $1,482 versus $7,636 for the three month periods ended December 31, 2009 versus December 31, 2008. For the Exploration Stage Period administrative expenses totaled $50,249. Administrative fees were primarily composed of office expenses for our subsidiary in Turkey and filing costs related to our financial statements. During upcoming quarters, we project administration expenses will remain at current levels.

Investor Relations
Investor relations expenses were $nil versus $nil for the three month periods ended December 31, 2009 versus December 31, 2008. For the Exploration Stage Period investor relations expenses totaled $4,653. Investor relations expenses are composed of fees for press releases, website maintenance and investor communication initiatives. During upcoming quarters, we cannot currently project our level of investor relations expenses.

Mineral Properties Impairment
The mineral property impairment related to the abandonment of property claims totaling $18,998.

Net Losses
We incurred net losses of $(4,461) versus $(15,991) for the three month periods ended December 31, 2009 versus December 31, 2008. For the Exploration Stage Period net losses totaled $(255,027). For the three month period ended December 31, 2009, the non-controlling interest share of these losses totaled $(16) and for the Exploration Stage Period, the non-controlling interest share of net losses totaled $(786).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares; $130,553 (excluding accrued interest) through shareholder loans, and $79,960 (excluding accrued interest) via other loans. As of December 31, 2009 we had cash on hand of $18,479 and a prepaid expense balance of $1,713. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2009, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the first quarter of the Company’s fiscal year ended September 30, 2010, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended December 31, 2009, the Company had a Net Loss of $(4,461). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

None.

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

GRYPHON RESOURCES, INC.

/s/ Serdar Kirmizioglu
Serdar Kirmizioglu
President & CEO, CFO, PAO,
Director, and Board Chair

/s/David Walker
David Walker
Secretary and Treasurer

Dated: February 5, 2010