Form 10-Q
period 2010-03-31
Gryphon Resources, Inc.
filed 2010-05-24
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

The issuer had 96,525,000 shares of common stock issued and outstanding as of May 24, 2010.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at March 31, 2010 (unaudited) and September 30, 2009 (audited)	1

Unaudited Consolidated Statements of Operations for the three and six month periods ended March 31, 2010 and March 31, 2009 and the Exploration Stage Period of January 16, 2006 through March 31, 2010	2

Unaudited Consolidated Statements of Cash Flows for the six month periods ended March 31, 2010 and March 31, 2009 and the Exploration Stage Period of January 16, 2006 through March 31, 2010	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	11

PART II. Other Information	13

Item 1. Legal Proceedings	13

Item 1a. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

QII-10
Period Ended March 31, 2010

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	March 31, 2010 (unaudited)	September 30, 2009 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$35,457	$1,572
Prepaid expenses	2,834	1,782
Total current assets	38,291	3,354
Total assets	$38,291	$3,354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,021	$7,550
Loans payable (Note 8)	87,713	81,654
Deposits	54,930	-
Shareholder loans (Note 7)	116,039	113,216
Total current liabilities	259,703	202,420
Total liabilities	259,703	202,420

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ Equity (Deficit) (Note 4):
Common shares, 400,000,000 shares with par value $0.001 authorized, 96,525,000 shares issued and outstanding	$4,950	$4,950
Paid-in Capital	46,550	46,550
Accumulated deficit in the exploration stage	(272,078)	(249,796)
Total Gryphon Resources, Inc. and Subsidiary equity	(220,578)	(198,296)
Non-Controlling Interest (Note 6)	(834)	(770)
Total stockholders’ equity (deficit)	(221,412)	(199,066)

Total liabilities and stockholders’ equity (deficit)	$38,291	$3,354

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31, 2010		Three months ended March 31, 2009		Six months ended March 31, 2010		Six months ended March 31, 2009		January 16, 2006 (inception) through March 31, 2010

EXPENSES:
Exploration expenses		$-		$11,056		$-		$11,715	$26,682
Salaries and wages		2,688		15,044		2,758		18,348	50,168
Professional and consultant fees		6,730		7,725		6,958		10,725	101,358
Administrative expenses		5,648		4,117		7,130		9,368	55,897
Investor relations		615		5,889		615		8,270	5,268
Mineral properties impairment		-		-		-		-	18,998
Total expenses		15,681		43,831		17,461		58,426	258,371
Net (loss) from Operations		$(15,681)		$(43,831)		$(17,461)		$(58,426)	$(258,371)

Interest expense		(2,204)		(1,544)		(4,885)		(2,940)	(14,541)
Net (Loss)		$(17,885)		$(45,375)		$(22,346)		$(61,366)	$(272,912)
Less: Net Loss attributable to Non-Controlling Interest (Note 6)		48		302		64		382	834
Net Income (loss) attributable to Gryphon Resources, Inc. and Subsidiary (Note 6)		(17,837)		(45,073)		(22,282)		(60,984)	(272,078)

Loss per common share, basic and diluted attributable to Gryphon Resources, Inc. and Subsidiary (Note 2 and 4)	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding, basic and diluted		96,525,000		96,525,000		96,525,000		96,525,000

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended March 31, 2010	Six months ended March 31, 2009	January 16, 2006 (inception) through March 31, 2010

Cash flows from operating activities:
Net loss for the period	$(22,346)	$(61,366)	$(272,912)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Accrued interest on shareholder loans	2,823	2,538	10,451
Accrued interest on loans	2,062	402	4,090
Mineral properties impairment	—	—	18,998
Net change in operating assets and liabilities
Prepaid expenses	(1,052)	(28)	(2,834)
Accounts payable and accrued liabilities	(6,529)	(872)	1,021
Net cash provided (used) by operating activities	(25,042)	(59,326)	(241,186)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(18,998)
Net cash provided (used) by investing activities	—	—	(18,998)

Cash flows from financing activities:
Common stock issued for cash	—	—	51,500
Subscription deposits	54,930	—	54,930
Loans payable	3,997	37,349	83,623
Shareholder loans	—	—	105,588
Net cash provided by financing activities	58,927	37,349	295,641

Net increase (decrease) in cash	33,885	(21,977)	35,457

Cash, beginning of period	1,572	33,895	—

Cash, end of period	$35,457	$11,918	$35,457

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated unaudited financial statements included herein have been prepared by Gryphon Resources, Inc. and Subsidiary (collectively the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. On April 28, 2008 the Company incorporated a Turkish company named APM Madencilik Limited (“APM”) as a 99% owned subsidiary. The consolidated unaudited financial statements of the Company as of March 31, 2010 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission. These financial statements are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The remaining 1% interest in APM is held by our President, who is a Turkish citizen.

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At March 31, 2010, the Company did not have any common stock equivalents outstanding.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the six month period ended March 31, 2010, the net loss of Gryphon Resources, Inc. and Subsidiary was $(22,282). The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of March 31, 2010 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

During the six months ended March 31, 2010, the Company has received subscription deposits of $54,930 relating to a private placement initiative.

Note 5 - Impairment of Mineral Properties

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

The purpose of reporting ‘non-controlling interest’ is to show the ownership interests in subsidiaries held by parties other than a parent company so that these outside ownership interests can be clearly identified, labelled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. And, so that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations.

Note 7 – Shareholder Loan

As at March 31, 2010, the Company had one related party shareholder loan outstanding of $116,039 which includes $2,823 of accrued interest for the six month period ended March 31, 2010. This loan accrues simple interest at 5% per annum, is uncollateralized, and has no fixed repayment date. The total amount of shareholder loans decreased during the current period by $24,965 due to a reclassification of this amount from shareholder loans to subscription deposits received.

Note 8 – Loan Payable

As at March 31, 2010, the Company had an outstanding loan payable of $87,713 which includes $1,032 of accrued interest for the three month period ended March 31, 2010. This loan is owed to a private company in Turkey, accrues interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

Note 9 – Deposits

During the three month period ended March 31, 2010, the Company received $54,930 in deposits for stock subscription agreements. As of the date of these financial statements, the stock has not been issued.

Note 10 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 24, 2010, which is the date these consolidated financial statements were issued.

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

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “GRYO”

Change of Control

As reported in a Current Report on Form 8K filed April 20, 2010:

On April 20, 2010, Mr. Alan Muller purchased a control share position in Gryphon Resources, Inc. from Mr. Serdar Kirmizioglu. This purchase represents 50.5% of the total outstanding common stock of the Company and effected a change in control of the Company. This transaction included Mr. Kirmizioglu selling his entire position of 48,750,000 restricted common shares in Company to Mr. Muller for $50,000 for issuance of a Note Payable which is payable on, or before, April 20, 2011. Mr. Muller will use his personal resources to fund this transaction. There was no additional consideration or financial statements or other reportable out of pocket expenses associated with this transaction. No assets or properties have been acquired nor is there any agreement for further consideration associated with the transaction.

Concurrent with the change of control of the Company, Mr. Serdar Kirmizioglu resigned his positions as Director, Chair of the Board of Directors, President and CEO, Chief Financial Officer, and Principal Accounting Officer of the Company. Mr. Kirmizioglu resigned for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices. A copy of the Current Report on Form 8K regarding this matter was sent to Mr. Kirmizioglu by the Company. Mr. Kirmizioglu has not provided, and has indicated to the Company that he does not plan to provide, any correspondence regarding the Form 8K filing to the Company in respect of his resignation from these positions.

Effective April 20, 2010, Mr. Alan Muller was appointed to the positions of Director, Chair of the Board of Directors, President and CEO, Chief Financial Officer, and Principal Accounting Officer of the Company.

Results of Operations for the Three and Six Month Periods Ended March 31, 2010 and March 31, 2009 and the period from January 16, 2006 (inception) to March 31, 2010 (the “Exploration Stage Period”)

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into six categories:

-   Exploration expenses
-   Salaries and wages
-   Professional and consultant fees
-   Administrative expenses
-   Investor Relations
-   Mineral Properties Impairment

Exploration Expenses
Exploration expenses have been composed of fees for geological services and assays. Exploration expenses were $nil and $nil versus $11,056 and $11,715 respectively for the three and six month periods ending March 31, 2010 versus March 31, 2009. For the Exploration Stage Period exploration expenses totaled $26,682. We cannot currently project exploration expenses for upcoming quarters.

Salaries and Wages
Salaries and Wages are composed of wage costs for our CEO, a geological specialist, office staff and contracted administrative support. Salaries and Wages were $2,688 and $2,758 versus $15,044 and $18,348 respectively for the three and six month periods ending March 31, 2010 versus March 31, 2009. For the Exploration Stage Period salaries and wages totaled $50,168. We cannot currently project salaries and wages expenses for upcoming quarters.

Professional and Consultant Fees
Professional and consultant fees were $6,730 and $6,958 versus $7,725 and $10,725 respectively for the three and six month periods ending March 31, 2010 versus March 31, 2009. For the Exploration Stage Period professional and consultant fees totaled $101,358. During the current period professional fees were composed of auditor, accounting and legal fees. During upcoming quarters, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $5,648 and $7,130 versus $4,117 and $9,368 respectively for the three and six month periods ended March 31, 2010 versus March 31, 2009. For the Exploration Stage Period administrative expenses totaled $55,897. Administrative fees were primarily composed of office expenses for our subsidiary in Turkey and filing costs related to our financial statements. During upcoming quarters, we project administration expenses will remain at current levels.

Investor Relations
Investor relations expenses were $615 and $615 versus $$5,889 and $8,270 respectively for the three and six month periods ended March 31, 2010 versus March 31, 2009. For the Exploration Stage Period investor relations expenses totaled $5,268. Investor relations expenses are composed of fees for press releases, website maintenance and investor communication initiatives. During upcoming quarters, we cannot currently project our level of investor relations expenses.

Mineral Properties Impairment
The mineral property impairment related to the abandonment of property claims totaling $18,998.

Net Losses
We incurred net losses of $(17,885) and $(22,346) versus $(45,375) and $(61,366) respectively for the three and six month periods ended March 31, 2010 versus March 31, 2009. For the Exploration Stage Period net losses totaled $(272,912). For the three and six month periods ended March 31, 2010, the non-controlling interest share of these losses totaled $(48) and $(64) respectively and for the Exploration Stage Period, the non-controlling interest share of net losses totaled $(834).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares; $105,588 (excluding accrued interest) through shareholder loans, $54,930 through subscription deposits, and $83,623 (excluding accrued interest) via other loans. As of March 31, 2010 we had cash on hand of $35,457 and a prepaid expense balance of $2,834. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

As of March 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2010, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the second quarter of the Company’s fiscal year ended September 30, 2010, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the six months ended March 31, 2010, the Company had a Net Loss of $(22,346). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

GRYPHON RESOURCES, INC.

/s/ Alan Muller
Alan Muller
President & CEO, CFO, PAO,
Director, and Board Chair

Dated: May 24, 2010