Form 10-Q
period 2010-06-30
Gryphon Resources, Inc.
filed 2010-08-20
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

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

The issuer had 96,775,000 shares of common stock issued and outstanding as of August 20, 2010.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at June 30, 2010 (unaudited) and September 30, 2009 (audited)	1

Unaudited Consolidated Statements of Operations for the three and nine month periods ended June 30, 2010 and June 30, 2009 and the Exploration Stage Period of January 16, 2006 through June 30, 2010	2

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2010 and June 30, 2009 and the Exploration Stage Period of January 16, 2006 through June 30, 2010	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II. Other Information	16

Item 1. Legal Proceedings	16

Item 1a. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

QIII-10
Period Ended June 30, 2010

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30, 2010 (unaudited)	September 30, 2009 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$103,344	$1,572
Prepaid expenses	15,673	1,782
Total current assets	119,017	3,354
Total assets	$119,017	$3,354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$542	$7,550
Loans payable (Note 8)	96,295	81,654

Shareholder loans (Note 7)	117,450	113,216
Total current liabilities	214,287	202,420
Total liabilities	214,287	202,420

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ Equity (Deficit) (Note 4):
Common shares, 400,000,000 shares with par value $0.001 authorized, 96,525,000 shares issued and outstanding	$4,950	$4,950
Common shares subscribed but unissued (Note 4)	154,894
Paid-in Capital	46,550	46,550
Accumulated deficit in the exploration stage	(300,745)	(249,796)
Total Gryphon Resources, Inc. and Subsidiary equity	(94,351)	(198,296)
Non-Controlling Interest (Note 6)	(919)	(770)
Total stockholders’ equity (deficit)	(95,270)	(199,066)

Total liabilities and stockholders’ equity (deficit)	$119,017	$3,354

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30, 2010		Three months ended June 30, 2009		Nine months ended June 30, 2010		Nine months ended June 30, 2009		January 16, 2006 (inception) through June 30, 2010

EXPENSES:
Exploration expenses		$-		$-		$-		$11,715	$26,682
Salaries and wages		7,056		11,678		9,814		30,026	57,224
Professional and consultant fees		14,588		1,682		21,546		12,407	115,946
Administrative expenses		4,035		9,695		11,165		19,063	59,931
Investor relations		495		2,032		1,110		10,302	5,763
Mineral properties impairment		-		-		-		-	18,998
Total expenses		26,174		25,087		43,635		83,513	284,541
Net (loss) from Operations		$(26,174)		$(25,087)		$(43,635)		$(83,513)	$(284,541)

Interest expense		(2,578)		(1,987)		(7,463)		(4,927)	(17,120)
Net (Loss)		$(28,752)		$(27,074)		$(51,098)		$(88,440)	$(301,664)
Less: Net Loss attributable to Non-Controlling Interest (Note 6)		85		205		149		587	919
Net Income (loss) attributable to Gryphon Resources, Inc. and Subsidiary (Note 6)		(28,667)		(26,869)		(50,949)		(87,853)	(300,745)

Loss per common share, basic and diluted attributable to Gryphon Resources, Inc. and Subsidiary (Note 2 and 4)	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding, basic and diluted		96,525,000		96,525,000		96,525,000		96,525,000

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended June 30, 2010	Nine months ended June 30, 2009	January 16, 2006 (inception) through June 30, 2010
Cash flows from operating activities:
Net loss for the period	$(51,098)	$(88,440)	$(301,664)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	4,234	3,814	11,862
Accrued interest on loans	3,228	1,113	5,256
Mineral properties impairment	—	—	18,998
Net change in operating assets and liabilities
Prepaid expenses	(13,891)	(5,762)	(15,673)
Accounts payable and accrued liabilities	(7,008)	(2,611)	542
Net cash provided (used) by operating activities	(64,535)	(91,886)	(280,679)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(18,998)
Net cash provided (used) by investing activities	—	—	(18,998)

Cash flows from financing activities:
Common stock issued for cash	—	—	51,500
Common shares subscribed but unissued	154,894	—	154,894
Loans payable	11,413	57,520	91,039
Shareholder loans	—	6,644	105,588
Net cash provided by financing activities	166,307	64,164	403,021

Net increase (decrease) in cash	101,772	(27,722)	103,344

Cash, beginning of period	1,572	33,895	—

Cash, end of period	$103,344	$6,173	$103,344

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated unaudited financial statements included herein have been prepared by Gryphon Resources, Inc. and Subsidiary (collectively the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. On April 28, 2008 the Company incorporated a Turkish company named APM Madencilik Limited (“APM”) as a 99% owned subsidiary. The consolidated unaudited financial statements of the Company as of June 30, 2010 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission. These financial statements are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. The remaining 1% interest in APM is held by our former President, who is a Turkish citizen.

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At June 30, 2010, the Company did not have any common stock equivalents outstanding.

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

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2010 and  2009, none of which are expected to have a material effect on the financial statements of the Company.

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the nine month period ended June 30, 2010, the Company’s net loss  was $(51,098). The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of June 30, 2010 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through private placements of our common stock and through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Common shares and Common Shares Subscribed but Unissued

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

During the nine months ended June 30, 2010, the Company received subscription deposits of $154,894 relating to a private placement initiative. At the balance sheet date of June 30, 2010, the Company had not issued shares relating to this private placement and the share balances were recorded as shares subscribed but not issued.

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

Note 6 – Non-Controlling Interest

On April 28, 2008, the Company incorporated a Turkish company named APM Madencilik Limited (“APM”) as a 99% owned subsidiary. The remaining 1% interest in APM is held by our former President. To report the non-controlling interest in these financial statements, we show the portion of equity in our subsidiary not attributable to Gryphon Resources, Inc. as separate line items in the consolidated balance sheet and consolidated statements of operations.

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

Note 7 – Shareholder Loan

As at June 30, 2010, the Company had one related party shareholder loan outstanding of $117,450 which includes $4,234 of accrued interest for the nine month period ended June 30, 2010. This loan accrues simple interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

Note 8 – Loan Payable

As at June 30, 2010, the Company had an outstanding loan payable of $96,295 which includes $3,228 of accrued interest for the nine month period ended June 30, 2010. This loan is owed to a private company in Turkey, accrues interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

Note 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 20, 2010, which is the date these consolidated financial statements were issued.

As reported in a Current Report on Form 8K filed July 22, 2010, the Company entered into the following Material Definitive Agreement:

GRYPHON RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

On July 19, 2010, Gryphon Resources Inc. (the “Company”) entered into an option (the “L.G. Agreement”) to purchase certain mineral exploration rights from Mr. Noel Cousins and Mr. Steven Van Ert to a property in South-eastern Arizona, USA, named the L.G. Property. Mr. Cousins and Mr. Van Ert (collectively the “Vendors”) each owned a 50% interest in the mineral exploration rights to the L.G. Property and held the sole right, title and interest to the L.G. Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the L.G. Agreement, the Vendors granted an exclusive option to Gryphon to purchase a 100% undivided right, title and interest in Vendors’ rights to the Property, and Gryphon acquired an option to purchase Vendors’ rights to the Property from Vendors, upon the terms and conditions set forth in the L.G. Agreement.

Subsequent to the quarter ended June 30, 2010, on July 22, 2010, in accordance with the payment terms of the L.G. Agreement, the Company issued 250,000 restricted shares of its common stock to the Vendors and paid them $15,000.

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

Overview

Gryphon Resources, Inc. (“Gryphon,” “We,” or the “Company”) was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Limited. (“APM”) as a 99% owned subsidiary. Our financial statements are presented on a consolidated basis and include all accounts of both the Company and Subsidiary. We are a mineral exploration company and are seeking mineral exploration opportunities. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings nor has it been involved in any reclassification, consolidation, or merger arrangements.

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “GRYO”

Events during the third quarter of fiscal 2010:

(1)   As reported in a Current Report on Form 8K filed May 25, 2010:

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers:

On May 25, 2010, Mr. David Walker resigned his positions as Vice President Administration, and Secretary and Treasurer of the Company. Mr. Walker resigned for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices. A copy of this report was sent to Mr. Walker by the Company and Mr. Walker did not provide, and has indicated to the Company that he does not plan to provide, any correspondence regarding this filing to the Company in respect of his resignation from these positions.

Effective May 25, 2010, Mr. Stephen Sutorius was appointed to the positions of Director, and Secretary and Treasurer of the Company.

(2)   As reported in a Current Report on Form 8K filed July 22, 2010:

Entry Into a Material Definitive Agreement:

On July 19, 2010, Gryphon Resources Inc. (the “Company”) entered into an option (the “L.G. Agreement”) to purchase certain mineral exploration rights from Mr. Noel Cousins and Mr. Steven Van Ert to a property in South-eastern Arizona, USA, named the L.G. Property. Mr. Cousins and Mr. Van Ert (collectively the “Vendors”) each owned a 50% interest in the mineral exploration rights to the L.G. Property and held the sole right, title and interest to the L.G. Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the L.G. Agreement, the Vendors granted an exclusive option to Gryphon to purchase a 100% undivided right, title and interest in Vendors’ rights to the Property, and Gryphon acquired an option to purchase Vendors’ rights to the Property from Vendors, upon the terms and conditions set forth in the L.G. Agreement (attached hereto as Exhibit A).

To exercise the option included in the L.G. Agreement (the “Option”), Gryphon must: (i) pay the aggregate sum of $240,000 to Vendors; (ii) incur an aggregate of at least $550,000 of Expenditures on the Property; and (iii) issue an aggregate of 1,000,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the Property).

To implement exercise of the Option, and maintain the Option in effect, Gryphon has agreed to:

(a)	pay Vendors the following cash sums on or before the dates described below:
	(i)	$15,000 upon execution of this Agreement;
	(ii)	$15,000 on or before August 10, 2010;
	(iii)	$50,000 on or before March 1, 2011;
	(iv)	$60,000 on or before March 1, 2012; and
	(v)	$100,000 on or before March 1, 2013.

(b)	incur the following Expenditures on or with respect to the Property, by the following dates:

	(i)	$50,000 within 12 months following the Execution Date;
	(ii)	an additional $100,000 on or before 24 months following the Execution Date;
	(iii)	$200,000 on or before 36 months following the Execution Date; and
	(iv)	$200,000 on or before 48 months following the Execution Date.

(c)	cause Gryphon to issue shares to the Vendors in the following amounts:
	(i)	250,000 restricted common shares upon execution of this Agreement;
	(ii)	250,000 restricted common shares on or before February 1, 2011;
	(iii)	250,000 restricted common shares on or before February 1, 2012; and
	(iv)	250,000 restricted common shares on or before February 1, 2013.

Once Gryphon has paid the Option Price in full, Gryphon will have exercised the Option and have acquired an undivided 100% right, title and interest in and to the L.G. Property, Gryphon will then be obligated to pay the following additional consideration:

(a)	1,000,000 restricted shares of Gryphon common stock;

(b)	a minimum annual royalty of $150,000 on or before December 31, 2014 and a minimum annual royalty of $150,000 every 12 months for each year that Gryphon holds the Property;

(c)	a 5% (five percent) Gross Production Royalty on lithium minerals actually produced and sold from the L.G. Property; and

(d)	a 3-1/2% (three and one-half percent) Net Returns Royalty on all other minerals actually produced and sold from the L.G. Property.

Under the terms of the L.G. Agreement, the Vendors have also agreed that common shares issued to them will be subject to a negotiated one-year holding period from the scheduled date of issuance in the L.G. Agreement before they can be offered for sale and that, when issued, each set of such securities shall be held in trust for the Vendors by Gryphon’s attorney, until each respective one year hold period has expired at which time the shares will be forwarded to the Vendors.

Subsequent to the quarter ended June 30, 2010, on July 22, 2010, in accordance with the payment terms of the L.G. Agreement, the Company issued 250,000 restricted shares of its common stock to the Vendors and paid them $15,000.

Results of Operations for the Three and Nine Month Periods Ended June 30, 2010 and June 30, 2009 and the period from January 16, 2006 (inception) to June 30, 2010 (the “Exploration Stage Period”)

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into six categories:

-   Exploration expenses
-   Salaries and wages
-   Professional and consultant fees
-   Administrative expenses
-   Investor Relations
-   Mineral Properties Impairment

Exploration Expenses
Exploration expenses have been composed of fees for geological services and assays. Exploration expenses were $nil and $nil versus $nil and $11,715 respectively for the three and nine month periods ending June 30, 2010 versus June 30, 2009. For the Exploration Stage Period exploration expenses totaled $26,682. We cannot currently project exploration expenses for upcoming quarters.

Salaries and Wages
Salaries and Wages are composed of wage costs for our CEO and director, office staff and contracted administrative support. Salaries and Wages were $7,056 and $9,814 versus $11,678 and $30,026 respectively for the three and nine month periods ending June 30, 2010 versus June 30, 2009. For the Exploration Stage Period salaries and wages totaled $57,224. We cannot currently project salaries and wages expenses for upcoming quarters.

Professional and Consultant Fees
Professional and consultant fees were $14,588 and $21,546 versus $1,682 and $12,407 respectively for the three and nine month periods ending June 30, 2010 versus June 30, 2009. For the Exploration Stage Period professional and consultant fees totaled $115,946. During the current period professional fees were composed of auditor, accounting and legal fees. During upcoming quarters, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $4,035 and $11,165 versus $9,695 and $19,063 respectively for the three and nine month periods ended June 30, 2010 versus June 30, 2009. For the Exploration Stage Period administrative expenses totaled $59,932. Administrative fees were primarily composed of office expenses for our subsidiary in Turkey and filing costs related to our financial statements. During upcoming quarters, we project administration expenses will remain at current levels.

Investor Relations
Investor relations expenses were $495 and $1,110 versus $2,032 and $10,302 respectively for the three and nine month periods ended June 30, 2010 versus June 30, 2009. For the Exploration Stage Period investor relations expenses totaled $5,763. Investor relations expenses are composed of fees for press releases, website maintenance and investor communication initiatives. During upcoming quarters, we cannot currently project our level of investor relations expenses.

Mineral Properties Impairment
The mineral property impairment related to the abandonment of property claims totaling $18,998 for the Exploration Stage Period.

Net Losses
We incurred net losses of $(28,752) and $(51,098) versus $(27,074) and $(88,440) respectively for the three and nine month periods ended June 30, 2010 versus June 30, 2009. For the Exploration Stage Period net losses totaled $(301,664). For the three and nine month periods ended June 30, 2010 versus June 30, 2009, the non-controlling interest share of these losses totaled $(85) and $(149) versus ($(205) and $(587) respectively. For the Exploration Stage Period, the non-controlling interest share of net losses totaled $(919).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $51,500 though private placements of our common shares; $105,588 (excluding accrued interest) through shareholder loans, $154,894 through subscription deposits, and $91,039 (excluding accrued interest) via other loans. As of June 30, 2010 we had cash on hand of $103,344 and a prepaid expense balance of $15,673. We project we will need to raise additional funds during the coming twelve months and expect we will do this through private placements of our common stock. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

As of June 30, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2010, as a result of the identification of the material weaknesses described below.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended June 30, 2010, the Company had a Net Loss of $(51,098). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL PRECIOUS METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

■	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
■	Availability and costs of financing;
■	Ongoing costs of production;
■	Market prices for the precious metals to be produced;
■	Environmental compliance regulations and restraints; and
■	Political climate and/or governmental regulation and control.

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

Dated: August 20, 2010