Form 10-K
period 2010-09-30
Gryphon Resources, Inc.
filed 2011-01-12
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended September 30, 2010

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

Based on the closing price on January 11, 2011 of $0.09, the aggregate market value of the 48,025,000 common shares held by non-affiliates was $4,322,250.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 96,775,000 Common shares were outstanding as of January 12, 2011.

 Documents incorporated by reference: None

ii

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	1
ITEM 1B.	Unresolved Staff Comments	5
ITEM 2.	Properties	6
ITEM 3.	Legal Proceedings	7
ITEM 4.	Submission of Matters to Vote of Security Holders	7

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	8
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 8.	Financial Statements and Supplementary Data:	19
	Reports of Independent Registered Public Accounting Firms	20
	Consolidated Balance Sheets at September 30, 2010 and September 30, 2009	21
	Consolidated Statements of Operations for the years ended September 30, 2010 and September 30, 2009 and the Exploration Stage Period of January 16, 2006 to September 30, 2010	22
	Consolidated Statement of Stockholders’ Equity	23
	Consolidated Statements of Cash Flows for the years ended September 30, 2010 and September 30, 2009 and the Exploration Stage Period of January 16, 2006 to September 30, 2010	24
	Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities	25
	Notes to Consolidated Financial Statements	26
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
ITEM 9A.	Controls and Procedures	36
ITEM 9B.	Other Information	38

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	38
ITEM 11.	Executive Compensation	42
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	44
ITEM 14.	Principal Accounting Fees and Services	44

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	46
SIGNATURES		46

iii

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Gryphon Resources, Inc. was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Limited. (“APM”) as a 99% owned subsidiary. The remaining balance of 1% of APM shares were held by our former CEO. In July, 2010, we re-focused our operations and began mineral exploration in Arizona, USA. On September 27, 2010, we sold our entire shareholding in APM to an unrelated third party and ceased all operations in Turkey and the former activity of APM is treated as a discontinued operation in the financial statements included in this Report. (Hereinafter Gryphon Resources, Inc. may herein be referred to: “Gryphon Resources”, “Gryphon”, “We”, “Us”, the “Registrant”, or the “Company”).

We are a mineral exploration company and are exploring for lithium, gold and copper-porphyry in Arizona, USA.

Background

Gryphon Resources, Inc. was incorporated in Nevada on January 16, 2006 as Gryphon Oil & Gas Inc. and on August 10, 2006 filed Articles of Amendment with the Nevada Secretary of State to change its name to Gryphon Resources, Inc.

The Company’s common stock is traded in the NASD Over-The-Counter Bulletin Board and on the Pink Sheets under the symbol “GRYO”.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended September 30, 2010, the Company had a Net Loss of $(57,322) including a non-cash gain of $97,920. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the Over-The-Counter Bulletin Board (‘OTC-BB’)and the Pink Sheets markets and "bid" and "asked" quotations regularly appear on the OTC-BB and Pink Sheets under the symbol "GRYO". There can be no assurance that the Company's common stock will trade at prices at or above its present level and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President & CEO, CFO, PAO, Chair & Director of the Company, Alan Muller, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of its senior officers or personnel, although the Board has discussed and investigated the prospect of obtaining key man insurance for Alan Muller.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
●	Availability and costs of financing;
●	Ongoing costs of production;
●	Market prices for the metals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulation and control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At September 30, 2010, the Company’s material property investments comprised an option to purchase certain mineral exploration rights to a property in south-eastern Arizona, USA, named the L.G. Property which the Company purchased on July 19, 2010 from two individuals (collectively the “Vendors”). The Vendors each owned a 50% interest in the mineral exploration rights to the L.G. Property and held the sole right, title and interest to the L.G. Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement (the “L.G. Agreement”), the Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in Vendors’ rights to the Property, and the Company acquired an option to purchase Vendors’ rights to the Property from Vendors, upon the terms and conditions set forth in the L.G. Agreement (incorporated herein by reference as Exhibit 10.1).

To exercise the option included in the L.G. Agreement (the “Option”), the Company must: (i) pay the aggregate sum of $240,000 to Vendors; (ii) incur an aggregate of at least $550,000 of Expenditures on the Property; and (iii) issue an aggregate of 1,000,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the Property).

To implement exercise of the Option, and maintain the Option in effect, Gryphon agreed to:

(a)	Pay Vendors the following cash sums on or before the dates described below:
	(i)	$15,000 upon execution of this Agreement (such payment which has been made);
	(ii)	$15,000 on or before August 10, 2010 (such payment which has been made);
	(iii)	$50,000 on or before March 1, 2011;
	(iv)	$60,000 on or before March 1, 2012; and
	(v)	$100,000 on or before March 1, 2013.

(b)	Incur the following Expenditures on or with respect to the Property, by the following dates:
	(i)	$50,000 within 12 months following the Execution Date;
	(ii)	an additional $100,000 on or before 24 months following the Execution Date;
	(iii)	$200,000 on or before 36 months following the Execution Date; and
	(iv)	$200,000 on or before 48 months following the Execution Date.

(c)	Cause Gryphon to issue shares to the Vendors in the following amounts:
	(i)	250,000 restricted common shares upon execution of the L.G. Agreement (such payment which has been made and was valued at $12,500);
	(ii)	250,000 restricted common shares on or before February 1, 2011;
	(iii)	250,000 restricted common shares on or before February 1, 2012; and
	(iv)	250,000 restricted common shares on or before February 1, 2013.

Once the Company has paid the Option Price in full, the Company will have exercised the Option and have acquired an undivided 100% right, title and interest in and to the L.G. Property, the Company will then be obligated to pay the following additional consideration:

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

As required by generally accepted accounting principles, at year end date of September 30, 2010 the Company undertook a review of the Company’s exploration projects and determined an impairment charge of $42,500 should be recorded.

Office Premises
Gryphon’s office is located at suite 1313 East Maple Street, Suite 201-462, Bellingham, Washington 98225. The rental agreement for these premises may be cancelled with one month’s notice.The Company’s CEO also provides office facilities in New Zealand free of charge to the Company.

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

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the NASD OTC Bulletin Board and Pink Sheets over the counter markets. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are also quoted on the Pink Sheets market. The symbol for our common stock in both markets is: “GRYO.”

The following table sets forth the range of high and low bid quotations for our common stock as reported by the OTCBB and/or Pink Sheets for each of the periods indicated. The market for our shares is limited, volatile and sporadic. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High Trade	Low Trade	Closing Trade(1)

December 31, 2008	$1.40	$0.50	$1.40
March 31, 2009	1.80	1.40	1.73
June 30, 2009	1.80	1.15	1.73
September 30, 2009	1.75	0.36	0.51

December 31, 2009	$2.00	$0.36	$0.51
March 31, 2010	0.51	0.05	0.05
June 30, 2010	0.05	0.05	0.05
September 30, 2010	0.26	0.01	0.26

Notes:
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders

On January 12, 2011, there were 6 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On July 19, 2010, the Company issued 250,000 shares of its common stock to Vendors of the L.G. Property. This transaction was valued at a board approved value of $0.05 per share for total deemed proceeds of $12,500. These shares are deemed "restricted" securities under the Securities Act and may not be sold or transferred other than  pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

Subsequent to the year ended September 30, 2010, the Company issued 6,400,000 restricted common shares which included the September 30, 2010 balance of $273,740 of Common Shares Subscribed But Not Issued shown on the September 30, 2010 balance sheet included in this Report. The total value of this private placement was $320,000 and represented the sale of 6,400,000 restricted common shares at a price of $0.05 per share. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended, and the Company did not engage in any general solicitation or advertising regarding this offering.

Subsequent to the year ended September 30, 2010, the Company received private placement subscriptions for an offering of its common shares which raised aggregate proceeds of US$100,000 based on the sale of 1,000,000 restricted common shares priced at US$0.10 per share. When issued, these shares will be issued pursuant to Regulation S of the Securities Act of 1933, as amended, and the Company did not engage in any general solicitation or advertising regarding this offering.

ITEM 6. SELECTED FINANCIAL DATA

	FISCAL 2010	FISCAL 2009	FISCAL 2008	FISCAL 2007	FISCAL 2006
	$	$	$	$	$
Operating Revenue:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	Nil	Nil	Nil

Net Income/(Loss):
Quarter One - Three Months to December 31st	(4,445)	(15,991)	(7,981)	(12,772)	n/a
Quarter Two - Three Months to March 31st	(17,885)	(45,375)	(23,758)	(5,176)	n/a
Quarter Three- Three Months to June 30th	(28,752)	(27,074)	(25,334)	(11,500)	n/a
Full Year – Twelve Months to September 30th	(57,322)	(126,550)	(75,571)	(47,972)	(1,243)

Earnings/(Loss) per share:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	Nil	(0.01)	Nil

Cash:
Quarter One - Three Months to December 31st	18,479	23,893	4,703	21,317	n/a
Quarter Two - Three Months to March 31st	35,457	11,918	11,126	17,860	n/a
Quarter Three- Three Months to June 30th	103,344	6,173	9,978	6,435	n/a
Full Year – Twelve Months to September 30th	10,252	1,572	33,895	11,208	22,502

Total assets:
Quarter One - Three Months to December 31st	20,192	28,797	24,244	49,914	n/a
Quarter Two - Three Months to March 31st	28,291	15,090	13,567	37,385	n/a
Quarter Three- Three Months to June 30th	119,017	15,079	12,751	25,582	n/a
Full Year – Twelve Months to September 30th	30,023	3,354	37,039	30,706	51,099

Total stockholders’ equity (deficit):
Quarter One - Three Months to December 31st	(203,527)	(88,507)	(4,746)	49,061	n/a
Quarter Two - Three Months to March 31st	(221,412)	(133,882)	(28,504)	32,309	n/a
Quarter Three- Three Months to June 30th	(95,270)	(160,957)	(53,838)	20,809	n/a
Full Year – Twelve Months to September 30th	29,852	(199,066)	(72,516)	3,235	50,257

Cash dividends per share:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	Nil	n/a
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	Nil	n/a
Full Year – Twelve Months to September 30th	Nil	Nil	Nil	Nil	Nil

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

Operational Developments during Fiscal 2010

On April 20, 2010, a change of control of the Company occurred wherein, Mr. Serdar Kirmizioglu resigned his positions as Director, Chair of the Board of Directors, President and CEO, Chief Financial Officer, and Principal Accounting Officer of the Company and sold all his shareholding in the Company to Mr. Alan Muller. Effective April 20, 2010, Mr. Muller was appointed to the positions of Director, Chair of the Board of Directors, President and CEO, Chief Financial Officer, and Principal Accounting Officer of the Company. A brief biography of Mr. Muller is as follows:

Appointment of Alan Muller, Pr. Eng, B.Sc. Eng, PMP, as President & CEO

Alan Clive Muller was born and raised in South Africa where he was closely associated with the gold mining industry through his father who was the general manager of several major gold mines. This allowed him to gain an insight into the workings of the mining industry and afforded him the opportunity to gain work experience in the mines during several vacation employment stints.

In 1975, Mr. Muller gained an honours degree in Civil Engineering from the University of Natal, Durban, South Africa and became a registered professional Civil and Structural engineer. Mr. Muller also earned a four year Post Graduate Computer Science Diploma in Datametrics from the University of South Africa and a Post Graduate Diploma in Project Management. In 1994, Alan Muller emigrated to New Zealand where he continued to extend his expertise in project management. Over the last 30 years he has managed major construction projects in many fields encompassing health care, commercial developments and infrastructure, these projects have been spread across Southern Africa, the Indian Ocean Islands and for the last 16 years in New Zealand.

Based on his professional experience in managing large complex construction projects, the Company expects Mr. Muller's considerable organizational, operational and financial skills will be of significant of value in the development of Gryphon’s mineral exploration and development projects. (For further details regarding Mr. Muller’s experience, please see Item 10 Directors, Executive Officers, and Corporate Governance)

Appointment of Stephen Sutorius as Secretary & Treasurer

On May 25, 2010, Mr. David Walker resigned his positions as Vice President Administration, and Secretary and Treasurer of the Company. Mr. Walker resigned for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices.

On May 25, 2010, Mr. Stephen Sutorius was appointed to the positions of Director, and Secretary and Treasurer of the Company. Stephen Philip Sutorius was born in New Zealand and currently resides in Australia. He holds a Diploma of Investments from the Open Polytechnic of New Zealand in addition to a Diploma in Financial Services (Australian Securities and Investment Commission RG146). His career has emphasized relationship management with major treasury clients and the Company expects to benefit from his knowledge and skills for its fund-raising activities.(For further details regarding Mr. Sutorius’ experience, please see Item 10 Directors, Executive Officers, and Corporate Governance)

Acquisition of L.G. Property to form basis of lithium exploration initiative:

On July 19, 2010, the Company entered into an option to purchase certain mineral exploration rights to a property in south-eastern Arizona, USA, named the L.G. Property from two individuals (collectively the “Vendors”). The Vendors each owned a 50% interest in the mineral exploration rights to the L.G. Property and held the sole right, title and interest to the L.G. Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement (the “L.G. Agreement”), the Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in Vendors’ rights to the Property, and the Company acquired an option to purchase Vendors’ rights to the Property from Vendors, upon the terms and conditions set forth in the L.G. Agreement (please see Financial Statements Note 5 and Item 2 - Properties, for the full terms of this acquisition).

Sale of Turkish Subsidiary:

On September 27, 2010, we sold our entire shareholding in our former Turkish subsidiary APM Madencilik Ltd. to an unrelated third party and ceased all operations in Turkey.

Operational Developments subsequent to September 30, 2010 year end

$320,000 Private Placement:

On November 29, 2010, the Company completed a private placement totalling $320,000. This financing was based on the sale of 6,400,000 restricted common shares priced at US$0.05 per share and included a debt to shares conversion which eliminated $118,846 of loans from the Company’s balance sheet.

Appointment of Geological Project Manager:

On November 30, 2010 the Company appointed Mr. Nick Barr B.S. Geo., as its Arizona exploration project manager. Nick Barr has over 30 years experience as a geologist, working primarily in exploration for precious and base metals, oxide copper, massive sulfides, uranium, chromite, industrial minerals and gold placers in Arizona, Nevada, California, Idaho, Utah and Oregon. Mr. Barr’s background includes four years of geotechnical investigation work related to structure foundations, slope stability, and rock mechanics. He has also owned and operated a Simco 4000 track-mount drill and has managed crews in an exploration service company. Mr. Barr’s experience includes target generation, claim staking, permitting, surface and UG mapping, soil, mobile metallic ion and biogeochemical sampling, supervision of rotary, RC and core drilling, reclamation and report preparation. He has co-authored SEC Industry Guide 7 compliant reports and has been active in brokering and evaluating mineral properties in western US, and managing crews for claim staking, grid sampling and all phases of mineral exploration. Mr. Barr earned his B.S., Geology in 1978 at Southern Oregon State University, Ashland, Oregon.

Some of Mr. Barr’s prior engagements include:

●	Sage Gold Inc, Gold Hill Mine, Maricopa Co, AZ: Lead project geologist for detailed study and supervision of 6100 ft core drilling program on high-grade, gold fissure vein system.

●	Rodinia Minerals/Ashworth Exploration:
Managing field geologist for regional uranium exploration program in Arizona and Utah. In this role Mr. Barr pioneered successful use of trace radon detection method, leading to drill confirmed mineralization. In March, 2009, he participated in claim staking and initial mapping of volcanic source rocks for Clayton Valley, Nevada, lithium brine deposits.

●	Cobre Valley Mineral Recovery United Mines Inc:
Authored comprehensive regional study of southern Arizona silver-gold district. In this engagement Mr. Barr served as lead geologist for all exploration to present date and remains on advisory committee for anticipated, near-term start-up of milling operations and a large scale exploration program. Additional project work included detailed mapping of gold properties in Oro Blanco District, Santa Cruz Co., Arizona.

●	Cambior Exploration USA, Reno, Nevada:
As team geologist, Mr. Barr helped design and execute grassroots gold exploration programs in Idaho, Nevada, Arizona and eastern Oregon. Personal generative work lead to identification and drilling intrusive-hosted gold in Malheur Co, Oregon, and exotic oxide-copper in Pinal Co., Arizona.

Start of lithium exploration:

Commencing with Mr. Barr’s appointment, the Company began exploration on the L.G. Property in south-eastern Arizona. In a press release, Mr. Barr commented:

“Initial project due diligence and research has confirmed current land holdings are well positioned to explore for potentially economic concentrations of brine-hosted lithium. Project planning thus far has benefited from a large data base of well log data, academic research and government funded studies detailing gravity, structure, geology and sedimentation history of the immediate area. Work to date, does verify that the core of the project area is situated very near or within the deepest portion of a Pliocene-age lake basin. This is supported by a series of water wells in close proximity and on either side of the property, all showing highly elevated lithium. Additionally, Boron, a recognized pathfinder element for lithium, is also anomalous in well water test data. More importantly, log data from a well within about 2 miles documents approximately 82 feet of nearly pure sodium chloride/calcium sulfate evaporite, which is one the thickest intercepts recognized within the basin.”

Barr continued: “The source area for the lithium enriched brines is currently thought to be from nearby, aerially extensive exposures of tertiary volcanic rocks. Several studies of basin stratigraphy do indicate that the previously closed lake basin would have been directly down drainage of this volcanic terrain. Felsic volcanic rocks adjacent to the Clayton Valley, Nevada brine deposits, are documented in assay data as being anomalous in lithium. Also potentially significant, are a series of geologically young, graben subsidence faults, noted in the literature and falling right within the project area. Recent conceptual work in evaporite basins does suggest basin sediment faulting may facilitate remobilization of brines, and subsequent concentration at favorable structural traps. This conceptual model approach is presented in exploration models used in study of Nevada evaporite basin brines.”

Barr further commented: “At the present stage of project planning, a simple exploration model approach has been adopted which is based on the concept that the thickest accumulation of evaporite brines will host the highest concentration of lithium. Unique properties of concentrated brine include low density and high conductivity/low resistivity. Based on these parameters, a consensus among geophysical consultants supports that electromagnetics should be effective in delineating evaporite horizons. Several studies do highlight the successful use of Controlled Source Audiomagnegtotellurics (‘CSAMT’) for recognition of brine horizons. We also believe gravity surveys will also be valuable in basin studies, as it defines the sediment/bedrock contact and serves to locate the low point of closed basin drainage. It is at this loci, that the greatest brine accumulations should be found. Gravity can also useful to delineate contact and structures in the underlying basement rocks.”

President and CEO Alan Muller followed up: “Gryphon’s current project approach will be to utilize a large, regional gravity data base available from the United States Geological Survey (‘USGS’). Work is in progress to enhance this data base by adding additional gravity survey points in key areas. Bids are presently being solicited for this anticipated work.” Muller concluded, “Based on our work to date, we have established some viable sampling targets and have confidence we’ve formed a realistic working plan. We hope to report further news in the near future.”

Execution of Cruce Property Letter of Intent adds gold and copper-porphyry project:

On December 1, 2010, Gryphon entered a Letter of Intent for an option to purchase mineral exploration rights located in Pinal County, south-central Arizona, USA with potential for gold and copper-porphyry reserves. In a press release, President and CEO Alan Muller reported:

“Yesterday we completed an extended negotiation to acquire exploration rights to the 560 acre ‘Cruce Property’ which is located approximately 40 miles north of Tucson, Arizona. This property fits into our overall exploration plan and should dovetail well with the development work we’re getting in place for our lithium properties nearby. Additionally, Nick Barr, our newly appointed project manager has done drilling and exploration work at this site as recently as 2008.”

To exercise the purchase option in the Cruce Property Letter of Intent Gryphon must, in staged increments, over three years: (i) pay the vendors an aggregate sum of US$265,000; (ii) incur an aggregate of at least US$335,000 of expenditures on the Cruce Property; and (iii) issue the vendors an aggregate of 2,600,000 restricted common shares of Gryphon. Additionally, the vendors will receive an NSR payment of 3%, subject to a minimum royalty payment of US$250,000 per year upon commencement of mineral production.

Mr. Muller continued, “We believe previous exploration supports our belief that the Cruce Property has gold potential and note that the potential for both gold and copper-porphyry is also indicated by the existence of the San Manuel-Kalamazoo copper deposit approximately 13 miles east; Asarco’s huge Ray Complex some 28 miles north and its Silver Bell Mine about 37 miles west; and the extensive Pima District which begins less than 50 miles south.”

Asarco describes its Ray Complex as consisting of two sites: The Ray Operations which is a 250,000 ton/day open pit mine with a 30,000 ton/day concentrator, a 103 million pound/year solvent extraction-electrowinning operation, and associated maintenance, warehouse and administrative facilities; and Asarco’s Hayden Operations which consists of a 27,400 ton/day concentrator and a 720,000 ton/year copper smelter consisting of an oxygen flash furnace, converters, anode casting, oxygen plant, acid plant, and associated maintenance, warehouse and administrative facilities. Asarco’s Silver Bell Mine operates four open-pits (North Silver Bell, El Tiro, West Oxide and East Oxide). Copper in these pits is extracted from ore utilizing either of two hydrometallurgical processes: dump leaching or rubblization. Each month 1,800,000 tons of ore and waste are mined, and 700,000 tons of ore is rubblized. The four open-pits and other plant facilities are situated on 19,000 acres. Mining affected areas of the facility total 3,900 acres. The current cathode production rate is 67 tons per day (source: www.asarco.com).

Comparatively, the San Manuel Copper Mine was a surface and underground mine based on an ore body discovered in 1879 and expanded on in 1942. The exploration drilling went on from 1943 to 1948 and was based on faulting of the original ore body which created two main segments, separated by an area of minor sulfides. The mineralization was a porphyry copper deposit and the mine was operated by Magma before being bought out by BHP Billiton, which ultimately closed it. Over 700,000,000 tons of ore were extracted.

Mr. Muller also commented, “With respect to our lithium project, investors may wish to know that the lithium battery market is already worth over US$4 billion annually. Although this figure is mostly derived from its widespread use in portable electronic devices, it’s hybrid green cars powered by batteries that are really driving the lithium battery demand.” Muller continued, “Approximately two dozen models of eco-automobiles are expected to be on the market by 2012. As these cars require 20-60 pounds of lithium oxide, it’s this market that is creating a heightened demand for this new-age metal.”

In the long-term, demand for lithium powered vehicles is expected to increase as much as fivefold within the next 5-7 years, according to many industry analysts. And some estimates suggest that as many as 250 million electric cars will be driven by the year 2020 — the majority of which will be manufactured and driven in the emerging industrial countries of China, India and Brazil. Currently most of the world’s lithium supplies come from a half-dozen countries, most notably three Latin American nations — Bolivia, Chile and Argentina. The U.S. contributes as little as 3% of the world’s supply. Industry experts have flagged this as a problem, because there are various technical and geopolitical hurdles in the major producing countries to ensuring the availability of a steady long- term supply of lithium for the US battery manufacturing and automotive industries.

The lack of a long-term supply of lithium has become a major concern for all major auto manufacturers, not just in the US but in all of the world’s major markets. In North America, the major manufacturers have been very vocal about securing long term lithium supplies, especially as the domestic auto industry does not want to replace a dependency on foreign oil with one on foreign lithium. “The industry needs to know where the lithium is going to come from. Are these countries friendly to the Western World?”, says Charles Wu, a spokesperson for Ford Research. Even President Obama has expressed serious concerns about future lithium supplies. In a speech last summer he declared: “Switching Middle Eastern oil for foreign batteries is not an option.”

“Gryphon Resources is focused on finding a domestic lithium supply solution to fuel the demand from current and future automakers”, commented Muller.  “This goal forms a significant pillar in our business strategy.”

$150,000 Private Placement:

On December  23, 2010, the Company also concluded a private placement offering of its common shares which raised aggregate proceeds of US$150,000 based on the sale of 1,500,000 restricted common shares priced at US$0.10 per share.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Gryphon during the years ended September 30, 2010 and September 30, 2009 and the Exploration Stage Period of January 16, 2006 to September 30, 2010 (the “Exploration Stage”).

Revenues

Gryphon did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into five categories:

- Exploration Expenses
- Professional and Consultant Fees
- Administrative Expenses
- Investor Relations
- Mineral Properties Impairment

Exploration Expenses
Exploration expenses for the year ended September 30, 2010 totaled $32,422 compared to $9,109 for the year ended September 30, 2009. Expenses for the Exploration Stage totaled $41,531. During fiscal 2010, these expenses were primarily comprised of costs for mineral rights applications to the Arizona State Land Department and property rental fee deposits. We predict the level of these expenses will increase substantially during upcoming fiscal 2011.

Professional and Consultant Fees
Professional & consultant Fees are comprised of fees paid to our two officers and directors, and for work performed by geological, accounting, audit and legal professionals. During the year ended September 30, 2010 these fees totaled $41,944 compared with $19,196 for the year ended September 30, 2009. For the Exploration Stage, these costs totaled $134,348. We anticipate Professional & Consultant Fees to increase substantially during the upcoming fiscal year as we continue with our exploration initiatives in Arizona.

Administrative Expenses
Administrative expenses were $11,559 for the year ended September 30, 2010 compared with $11,371 during the year ended September 30, 2009. For the Exploration Stage, administrative expenses totaled $32,978. These expenses are composed of travel, Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase moderately in the upcoming year.

Investor Relations
Investor relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the year ended September 30, 2010, these expenses totaled $4,610 versus $4,653 for the year ended September 30, 2009. For the Exploration Stage, Investor Relations expenses totaled $9,263. We anticipate Investor Relations expenses will increase moderately in the upcoming year.

Mineral Properties Impairment
As required by generally accepted accounting principles, at year end date of September 30, 2010 the Company undertook a review of the Company’s exploration projects and determined an impairment charge of $42,500 should be recorded. Mineral properties impairment charges were $nil for the year ended September 30, 2009 and totaled $61,498 for the Exploration Stage.

Discontinued Operations
On September 27, 2010, we sold our entire shareholding in our former Turkish subsidiary APM to an unrelated third party and ceased all operations in Turkey.  The sale of APM resulted in a non-cash gain of $97,920 due to the elimination from the previously consolidated enterprise of the Company of debt APM owed to a third party.

Net (Loss)
We incurred a net loss of $(57,322) for the twelve months ended September 30, 2010 including a non-cash gain on sale of subsidiary of $97,920. This compared with a net loss of $(126,550) for the same period ended September 30, 2009. For the Exploration Stage, the Net Loss totaled $(307,888).

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $206,394 though private placements of our common shares and $105,588 through shareholder loans and $91,038 through loans from other parties. As of September 30, 2010 we had cash on hand of $10,252 and a prepaid expenses balance of $19,771. We estimate we will need to attempt to raise additional funds during the coming twelve months and project we will be able to raise these funds through private placements of our common shares and/or shareholder loans from our CEO.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Other than as noted in Item 2, the Company has no material contractual obligations outstanding.

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

Employees

As of September 30, 2010, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management and will hire additional staff as needed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	20

Financial Statements for the years ended September 30, 2010 and September 30, 2009 and for the Exploration Stage of January 16, 2006 to September 30, 2010:

Consolidated Balance Sheets	21

Consolidated Statements of Operations	22

Consolidated Statement of Stockholders’ Equity (Deficit)	23

Consolidated Statements of Cash Flows	24

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities	25

Notes to Consolidated Financial Statements	26

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

To Board of Directors and
Stockholders of Gryphon Resources, Inc.  (an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Gryphon Resources, Inc. (the Company) (an Exploration Stage Company) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2010, and for the period October 1, 2007 to September 30, 2010. We did not audit the consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 16, 2006 (inception) to September 30, 2007. Those financial statements were audited by other auditors whose report dated December 16, 2007, expressed an unqualified opinion. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Gryphon Resources, Inc. (an Exploration Stage Company) as of September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010, and for the period October 1, 2007 to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.

Madsen & Associates CPAs, Inc.
Salt Lake City, Utah
January 10, 2011

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Consolidated Balance Sheets

	September 30, 2010	September 30, 2009
ASSETS

CURRENT ASSETS
Cash (Note 2)	$10,252	$1,572
Prepaid expenses	19,771	1,782
Total current assets	30,023	3,354

Total assets	$30,023	$3,354

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	171	7,550
Loans payable (Note 7)	-	81,654
Shareholder loans (Note 7)	-	113,216
Total current liabilities	$171	$202,420

Total liabilities	$171	$202,420

COMMITTMENTS AND CONTINGENCIES (Notes 2, 3, 5, 9 and 10)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 400,000,000 shares par value $0.001 authorized, 96,775,000 and 96,525,000 issued and outstanding at September 30, 2010 and September 30, 2009 (Note 9)	5,200	4,950
Paid-in Capital	58,800	46,550
Common shares subscribed but not issued (Note 9)	273,740	-
Accumulated deficit in the exploration stage	(307,888)	(249,796)
Total Gryphon Resources, Inc. equity	29,852	(198,296)
Non-Controlling Interest (Notes 2 and 6)	-	(770)
Total stockholders’ equity (deficit)	29,852	(199,066)

Total liabilities and stockholders’ equity (deficit)	$30,023	$3,354

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Consolidated Statements of Operations

	Year ended September 30, 2010	Year ended September 30, 2009	Exploration Stage January 16, 2006 through September 30, 2010

EXPENSES:
Exploration expenses	32,422	9,109	41,531
Professional and consultant fees	41,944	19,196	134,348
Administrative expenses	11,559	11,371	32,978
Investor relations	4,610	4,653	9,263
Mineral properties impairments (Notes 2, 4 and 5)	42,500	-	61,498
Total expenses	$133,035	$44,329	$279,618

Net loss from operations	$(133,035)	$(44,329)	$(279,618)
Other (Expense) Income:
Interest expense	(5,630)	(5,175)	(13,258)
Net loss from continuing operations	(138,665)	(49,504)	(292,876)

Discontinued Operations:
Net loss from discontinued operations (Note 6)	$(16,577)	$(77,046)	$(112,932)
Gain on Sale of Subsidiary (Note 6)	$97,920	$-	$97,920
Net (Loss)	$(57,322)	$(126,550)	$(307,888)
Less: Net Loss attributable to Non-Controlling Interest related to discontinued operations (Notes 2 and 6)	166	770	936
Equals: Net Loss attributable to Gryphon Resources, Inc. (Notes 2 and 6)	(57,156)	(125,780)	(306,952)

Loss per common share (Notes 2 and 6), basic and diluted from discontinued operations	$0.00	$0.00
Loss per common share (Note 2), basic and diluted from continuing operations	$0.00	$0.00
Weighted average shares outstanding , basic and diluted (Notes 2 and 9)	96,575,684	96,525,000

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Paid-in Capital	Shares subscribed but not issued	Deficit Attributable to Non-Controlling Interest	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
Common shares issued for cash at $0.001 January 27, 2006	48,750,000	$2,500	$—	$—	$—	$—	$2,500
Common shares issued for cash at $0.02 during the period ended September 30, 2006	47,775,000	$2,450	$46,550	$—	$—	$—	$49,000
Net loss for the period from January 16, 2006 (inception) to September 30, 2006	—	$—	$—	$—	$—	$(1,243)	$(1,243)
Balance, September 30, 2006	96,525,000	$4,950	$46,550	$—	$—	$(1,243)	$50,257

Net loss for year ended September 30, 2007	—	$—	$—	$—	$—	$(47,022)	$(47,022)
Balance, September 30, 2007	96,525,000	$4,950	$46,550	$—	$—	$(48,265)	$3,235

Net loss for year ended September 30, 2009	—	$—	$—	$—	$—	$(75,751)	$(75,751)
Balance, September 30, 2009	96,525,000	$4,950	$46,550	$—	$—	$(124,016)	$(72,516)

Net loss for year ended September 30, 2009	—	$—	$—	$—	$(770)	$(125,780)	$(126,550)
Balance, September 30, 2009	96,525,000	$4,950	$46,550	$—	$(770)	$(249,796)	$(199,066)

Mineral property acquisition payment July 19, 2010	250,000	$250	$12,250	$—	$—	$—	$12,500
Shares subscribed but not issued at September 30, 2010	—	$—	$—	$273,740	$—	$—	$273,740
Elimintatin of Non-Controlling Interest due to sale of subsidiary	—	$—	$—	$—	$770	$—	$770
Net loss for year ended September 30, 2010	—	$—	$—	$—	$—	$(57,322)	$(57,322)
Balance, September 30, 2010	96,775,000	$5,200	$58,800	$273,740	$—	$(307,888)	$29,852

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year ended September 30, 2010	Year ended September 30, 2009	Exploration Stage January 16, 2006 through September 30, 2010
Cash flows from operating activities:
Net Income (Loss) for period	$(57,322)	$(126,550)	$(307,888)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on sale of subsidiary	(97,920)	-	(97,920)
Accrued interest on shareholder loans	5,630	5,175	13,258
Accrued interest on loans related to discontinued operation	4,854	2,010	6,882
Mineral property impairments	42,500	-	61,498
Net change in operating assets and liabilities:
Prepaid expenses	(17,989)	1,362	(19,771)
Accounts payable	(7,379)	4,404	171
Net cash provided (used) by operating activities	(127,626)	(113,599)	(343,770)

Cash flows from investing activities:
Purchase of mineral properties	(30,000)	-	(48,998)
Net cash provided by investing activities	(30,000)	-	(48,998)

Cash flows from financing activities:
Common shares issued for cash	-	-	51,500
Cash from common shares subscribed but not issued	154,894	-	154,894
Cash proceeds from loans related to discontinued operation	11,412	75,036	91,038
Cash proceeds from Shareholder loans	-	6,240	105,588
Net cash provided by financing activities	166,306	81,276	403,020

Net increase (decrease) in cash	8,680	(32,323)	10,252

Cash, beginning of period	1,572	33,895	-

Cash, end of period	$10,252	$1,572	$10,252

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended September 30, 2010	Year ended September 30, 2009	Exploration Stage January 16, 2006 through September 30, 2010

Shares issued for mineral property acquisition	$12,500	$—	$12,500
Conversion of debt into common stock subscribed but not issued	$118,846	$—	$118,846

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Nature of Business and Operations

Gryphon Resources, Inc. was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Limited. (“APM”) as a 99% owned subsidiary. The remaining balance of 1% of APM shares were held by our former CEO. In July, 2010, we re-focused our operations and began mineral exploration in Arizona, USA. On September 27, 2010, we sold our entire shareholding in APM to an unrelated third party and ceased all operations in Turkey and the former activity of APM is treated as a discontinued operation in these financial statements. (Hereinafter Gryphon Resources, Inc. may herein be referred to: “Gryphon Resources”, “Gryphon”, “We”, “Us”, the “Registrant”, or the “Company”).

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

Consolidation of Financial Statements

These financial statements include the accounts of the Company and its former subsidiary APM Madencilik Limited on a consolidated basis. On September 27, 2010, the Company sold its entire shareholding in APM to an unrelated third party. All inter-company accounts have been eliminated.

Non-Controlling Interest

As required by GAAP, the Consolidated Balance Sheet and Consolidated Statements of Operations of the financial statements for the year ended September 30, 2009 include the allocation to ‘Non-Controlling Interest’ of a proportionate share of the Company’s net losses relating to the 1% ownership interest in APM Madencilik Limited which was not owned by the Company.

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

GRYPHON RESOURCES, INC. .
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

As at year end September 30, 2010 the Company's assets with carrying value are located in the United States.

Advertising is expensed as it is incurred.

Certain comparative figures in these statements have been reclassified to conform to current year classifications.

We did not have any off-balance sheet arrangements as at September 30, 2010 or September 30, 2009.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 3 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss of $(57,322) which includes a gain on sale of subsidiary of $97,920. Additionally it has accumulated an operating losses since its inception and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During the year ended September 30, 2010, we addressed the going concern issue by raising cash of $154,894 through private placements of our common shares and $11,412 in loans from other parties. Subsequent to the year ended September 30, 2010, we have also raised an additional $150,000 via common share private placements. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

NOTE 4 - Impairment of Mineral Properties

At September 30, 2010, the Company undertook a review of the Company’s exploration projects and determined an impairment charge of $42,500 should be recorded against the mineral exploration rights detailed in Note 5.

NOTE 5 – Acquisition of Mineral Property

On July 19, 2010, the Company entered into an option to purchase certain mineral exploration rights to a property in south-eastern Arizona, USA, named the L.G. Property from two individuals (collectively the “Vendors”). The Vendors each owned a 50% interest in the mineral exploration rights to the L.G. Property and held the sole right, title and interest to the L.G. Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement (the “L.G. Agreement”), the Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in Vendors’ rights to the Property, and the Company acquired an option to purchase Vendors’ rights to the Property from Vendors, upon the terms and conditions set forth in the L.G. Agreement (incorporated herein by reference as Exhibit 10.1).

To exercise the option included in the L.G. Agreement (the “Option”), the Company must: (i) pay the aggregate sum of $240,000 to Vendors; (ii) incur an aggregate of at least $550,000 of Expenditures on the Property; and (iii) issue an aggregate of 1,000,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the Property).

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

To implement exercise of the Option, and maintain the Option in effect, Gryphon agreed to:

(a)	Pay Vendors the following cash sums on or before the dates described below:
	(i)	$15,000 upon execution of this Agreement (such payment which has been made);
	(ii)	$15,000 on or before August 10, 2010 (such payment which has been made);
	(iii)	$50,000 on or before March 1, 2011;
	(iv)	$60,000 on or before March 1, 2012; and
	(v)	$100,000 on or before March 1, 2013.

(b)	Incur the following Expenditures on or with respect to the Property, by the following dates:
	(i)	$50,000 within 12 months following the Execution Date;
	(ii)	an additional $100,000 on or before 24 months following the Execution Date;
	(iii)	$200,000 on or before 36 months following the Execution Date; and
	(iv)	$200,000 on or before 48 months following the Execution Date.

(c)	Cause Gryphon to issue shares to the Vendors in the following amounts:
	(i)	250,000 restricted common shares upon execution of the L.G. Agreement (such payment which has been made and was valued at $12,500);
	(ii)	250,000 restricted common shares on or before February 1, 2011;
	(iii)	250,000 restricted common shares on or before February 1, 2012; and
	(iv)	250,000 restricted common shares on or before February 1, 2013.

Once the Company has paid the Option Price in full, the Company will have exercised the Option and have acquired an undivided 100% right, title and interest in and to the L.G. Property, the Company will then be obligated to pay the following additional consideration:

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

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 6 – Discontinued Operation

On April 28, 2008 we incorporated a Turkish company named APM Madencilik Limited. (“APM”) as a 99% owned subsidiary. The remaining balance of 1% of APM shares were held by our former CEO. In July, 2010, we re-focused our operations and began mineral exploration in Arizona, USA and on September 27, 2010, we sold our entire interest in APM to an unrelated third party and ceased all operations in Turkey. The losses and cash flows of APM have been presented as a discontinued operation in these financial statements. Prior year’s Statements of Operations, Equity and Cash Flows have been adjusted to reflect the effect of this discontinued operation.

The Components of the APM discontinued operation are:

	Year ended September 30, 2010	Year ended September 30, 2009	Exploration Stage January 16, 2006 through September 30, 2010

EXPENSES:
Exploration expenses	-	15,117	17,573
Salaries & wages	9,814	42,336	57,224
Professional and consultant fees	-	757	1,996
Administrative expenses	1,909	16,826	29,257
Total expenses	$11,723	$75,036	$106,050

Net loss from operations	$(11,723)	$(75,036)	$(106,050)
Interest expense	(4,854)	(2,010)	(6,882)
Total	(16,577)	(77,046)	(112,932)

The sale of APM also resulted in a non-cash gain of $97,920 due to the assumption of debt by the third party. This has been recorded in these statements as a gain on sale of subsidiary in discontinued operations.

NOTE 7 – Shareholder Loan and Loans Payable

During the year ended September 30, 2010, shareholder loans totaling $118,846, including accrued interest, were transferred to a third party, and then converted to common share subscription.

On September 27, 2010, a loan payable of $97,920, including accrued interest, which was owed by the Company’s former subsidiary to a private company in Turkey, was removed from the consolidated books of the Company when the subsidiary was sold to another third party and that other third party assumed responsibility for payment of the loan.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 8 – Related Party Transactions

During the year ending September 30, 2010 related party transactions included payment of $15,000 in consulting fees to our CEO and payment of $5,000 in director fees to our independent director.

NOTE 9 – Common shares and Common Shares Subscribed but Unissued

Common Shares

On January 27, 2006, the Company issued 2,500,000 shares of its common stock to its founding President for cash. This transaction was valued at a board approved value of $0.001 per share for total proceeds of $2,500.

During the fiscal year ending September 30, 2006, the Company issued 2,450,000 shares of its common stock in a private offering at $0.02 per share for total proceeds of $49,000.

On June 23, 2008, the Company declared an 18.5 for 1 stock dividend. The Record date and Payment date for this stock dividend were July 3, 2008 and July 7, 2008 respectively. The Company instructed its Transfer Agent to round up to one for any fractional interest which resulted in the calculation of the dividend. This dividend had the effect of increasing the issued and outstanding share capital of the Company from 4,950,000 shares to 96,525,000 shares. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock dividend had taken place at the earliest date shown.

As recorded in a Form DEF 14C filed May 15, 2009, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 400,000,000 shares, par value of $0.001 per share.

On July 19, 2010, the Company issued 250,000 shares of its common stock to Vendors of the L.G. Property. This transaction was valued at a board approved value of $0.05 per share for total deemed proceeds of $12,500. These shares are deemed "restricted" securities under the Securities Act and may not be sold or transferred other than  pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

Common Shares Subscribed but Unissued

At the balance sheet date of September 30, 2010, the Company had a balance of $273,740 related to private placement shares which had been subscribed but were not yet issued. The subscribers of these shares are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the Shares will be issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The shares will be deemed "restricted" securities under the Securities Act and may not be sold or transferred other than  pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 10 – Operating Leases

Office premises in the US are leased on a monthly basis. Gryphon’s office is located at suite 1313 East Maple Street, Suite 201-462, Bellingham, Washington 98225 and incurs monthly rent of $100. This rental agreement may be cancelled with one month’s notice. The Company’s CEO also provides office facilities in New Zealand free of charge to the Company.

NOTE 11 – Income Taxes

The Company is subject to federal income taxes in the United States. The Company had no income taxes payable during the reported periods due to net operating losses.

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

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$(1,243)	2026	$435	$(435)	$—
2007	$(47,972)	2027	$16,790	$(16,790)	$—
2008	$(75,571)	2028	$26,450	$(26,450)	$—
2009	$(125,780)	2029	$44,023	$(44,023)	$—
2010	$(57,322)	2029	$20,063	$(20,063)	$—
	$(307,888)		$107,761	$(107,761)	$—

 The total valuation allowance for the year ended September 30, 2010 is $(107,761) which increased by $(20,063) for the year ended September 30, 2010.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
NOTE 12 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through January 10, 2010, which is the date these consolidated financial statements were issued.

As reported in a Current Report on Form 8K filed December 3, 2010, subsequent to the year ended September 30, 2010, the Company entered into a Letter of Intent (the “LOI”) which will allow it to acquire an option to purchase certain mineral exploration rights from two individuals (the “Vendors”) to a property in south-central Arizona, USA, named the Cruce Property. The Vendors each owned a 50% interest in the mineral exploration rights to the Cruce Property and held the sole right, title and interest to the Cruce Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Under the LOI, upon entry into an a material definitive option agreement, the Vendors will grant an exclusive option (the “Option”), to Gryphon to purchase a 100% undivided right, title and interest in Vendors’ rights to the Cruce Property. To exercise the Option, The Company must, in staged increments, over three years: (i) pay the vendors an aggregate sum of US$265,000; (ii) incur an aggregate of at least US$335,000 of expenditures on the Cruce Property; and (iii) issue the vendors an aggregate of 2,600,000 restricted common shares of Gryphon. Additionally, the vendors will receive an Net Smelter Royalty payment of 3%, subject to a minimum royalty payment of US$250,000 per year upon commencement of mineral production. To current date the Company has made payments to the Vendors toward this agreement totaling $33,500.

Subsequent to the year ended September 30, 2010, the Company issued 6,400,000 restricted common shares which included the September 30, 2010 balance of $273,740 of Common Shares Subscribed But Not Issued shown on the September 30, 2010 balance sheet included in this Report. The total value of this private placement was $320,000 and represented the sale of 6,400,000 restricted common shares at a price of $0.05 per share. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended, and the Company did not engage in any general solicitation or advertising regarding this offering.

Subsequent to the year ended September 30, 2010, the Company also concluded a private placement offering of its common shares which raised aggregate proceeds of US$150,000 based on the sale of 1,500,000 restricted common shares priced at US$0.10 per share. These shares will be issued pursuant to Regulation S of the Securities Act of 1933, as amended, and the Company did not engage in any general solicitation or advertising regarding this offering.

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

As of September 30, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2010, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the last quarter of the Company’s fiscal year ended September 30, 2010, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of September 30, 2010, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

Name	Age	Positions and Offices Held

Alan Muller	59	President & Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director and Board Chair

Stephen Sutorius	27	Secretary & Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Alan Clive Muller, Pr. Eng, B.Sc. Eng, PMP
Alan Muller was born and raised in South Africa where he was closely associated with the gold mining industry through his father who was the general manager of several major gold mines. This allowed him to gain an insight into the workings of the mining industry and afforded him the opportunity to gain work experience in the mines during several vacation employment stints.

In 1975, Mr. Muller gained an honours degree in Civil Engineering from the University of Natal, Durban, South Africa and became a registered professional Civil and Structural engineer. Mr. Muller also earned a four year Post Graduate Computer Science Diploma in Datametrics from the University of South Africa and a Post Graduate Diploma in Project Management. In 1994, Alan Muller emigrated to New Zealand where he continued to extend his expertise in project management. Over the last 30 years he has managed major construction projects in many fields encompassing health care, commercial developments and infrastructure, these projects have been spread across Southern Africa, the Indian Ocean Islands and for the last 16 years in New Zealand.

Mr. Muller’s employment history includes: September 1999 to Present, Self employed providing project management services to the construction industry; July 1997 to October 1999, Senior Project Manager, Opus International Consultants Limited, Hamilton, New Zealand; May 1996 to July 1997, Self employed providing project management services to the construction industry in the Hamilton, New Zealand region; 1994 to May 1996, Construction Operations Manager, Waikato / Bay of Plenty with Mainzeal Property & Construction; 1990 to 1994, Senior Project Manager, Liebenberg & Stander, Consulting Engineers and Project Managers; 1988 to 1989, Senior Contracts Manager, Ovcon (Natal) Building - Building & Civil Engineering Contractors; 1987 to 1988, Senior Contracts Manager, John Sisk and Sons Building & Civil Engineering Contractors; 1981 to 1986, Site Agent/Contracts Manager, S.M. Goldstein Natal (Civils) Building & Civil Engineering Contractors; 1977 to 1980, Civil Engineer, South African Railways & Harbours New works construction division; 1975 to 1976, Graduate Engineer, De Leuw Cather and Associates - Consulting Engineers.

During his career Alan Muller has managed a long list of major civil engineering and construction projects. Recent examples of his project work is as follows (note: in this list NZ dollars have been converted to US dollars at a rate of 1.00 US$ = 1.31857 NZ$):

Alan Muller Project Management Services:

AUCKLAND ELECTRIFICATION PROJECT - 2010 to Present, Senior Project Manager
Client: KiwiRail;
Project value: US$455,000
Scope: This project involves acting as the Civil Coordinator across all disciplines of this major infrastructure project.

NEWMARKET STATION AND RAILWAY JUNCTION - 2007 to 2010, Senior Project Manager
Client: Ontrack
Project value: US$56,880,000
Scope: This complex project incorporated all stages of the design and construction of the new Newmarket railway station in New Zealand and the remodelling of the railway junction including the replacement of the Remuera Road and St Marks Road bridges.

NEW ZEALAND INLAND REVENUE GREATER OFFICE AND RECEPTION FITOUT - 2006 to 2007, Senior Project Manager
Client: New Zealand Inland Revenue
Project Value: US$3,800,000
Scope: Design and fitout of office space and public reception areas for the IRD office in Takapuna and Manukau, New Zealand.

AIR NEW ZEALAND  CARGO TERMINAL UPGRADE - 2006 to 2007, Senior Project Manager
Client: Air New Zealand
Project Value: US$7,960,000
Scope: Extension and refurbishment of Air New Zealand Cargo’s facilities including new cargo handling equipment and an extensive CCTV security system

INLAND REVENUE GREATER AUCKLAND PROPERTY PROJECT - 2006 to 2011, Senior Project Manager
Client: New Zealand Inland Revenue
Project Value: US$25,790,000
Scope: Identification, procurement, construction liaison and fitout of two new office buildings totalling 25,000 square meters, to house all New Zealand Inland Revenue functions in the greater Auckland, New Zealand area.

Stephen Philip Sutorius
Mr. Stephen Sutorius was born in New Zealand and currently resides in Australia. He holds a Diploma of Investments from the Open Polytechnic of New Zealand in addition to a Diploma in Financial Services (Australian Securities and Investment Commission RG146). His career has emphasized relationship management with major treasury clients. Mr. Sutorius’ employment history includes: Site Acquisitions and Business Development consulting for property and investment companies in New Zealand and Australia, 2010 to Present; Senior Negotiator, CB Richard Ellis, Wellington, New Zealand, 2005 to 2010; Debt Securities Specialist - 2002 to 2005, Settlements Officer - 2002, and Account Reconciliation Officer - 2001 to 2002, National Bank of New Zealand, Wellington, New Zealand.

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

Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year ended September 30, 2010.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended September 30, 2010, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics and Conduct

The Board approved a code of ethics and conduct which was filed as an exhibit to our registration statement on Form SB-2 filed February 26, 2006 and is incorporated herein by this reference.

Director Compensation

During the year ended September 30, 2010, there were no cash payments, nor stock or option grants made to any directors.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth information regarding the salaries and other compensation paid to our executive officers in our most recent fiscal year ended September 30, 2010 and since inception:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards or SARs ($) (1)	Securities Underlying Options or SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)
Alan Muller President & CEO, CFO, PAO	Fiscal 2010	15,000	Nil	Nil	Nil	Nil	Nil	Nil
Stephen Sutorius Secretary & Treasurer	Fiscal 2010	5,000	Nil	Nil	Nil	Nil	Nil	Nil
Serdar Kirmizioglu President & CEO, CFO, PAO	Fiscal 2010	9,814	Nil	Nil	Nil	Nil	Nil	Nil
Serdar Kirmizioglu President & CEO, CFO, PAO	Fiscal 2009	27,577	Nil	Nil	Nil	Nil	Nil	Nil
Serdar Kirmizioglu President & CEO, CFO, PAO	Fiscal 2008	1,940	Nil	Nil	Nil	Nil	Nil	Nil
Lou Jurinak President & CEO, CFO, PAO	Fiscal 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lou Jurinak President & CEO, CFO, PAO	Fiscal 2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lou Jurinak President & CEO, CFO, PAO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	SARs are “Stock Appreciation Rights”
(2)	LTIP’s are “Long-Term Incentive Plans”

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options or SAR’s (#)	Percentage of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

(no grants made)	Nil	-	-	-	-

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercise Options/SARs at FY-end (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

(no grants made)	Nil	Nil	Nil	Nil	Nil	Nil

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

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Alan Muller 1313 East Maple Street, Bellingham, Washington 98225	48,750,000	50.4%

Common Stock	All Included Persons as a Group	48,750,000	50.4%

(1)	The denominator for this calculation is based on the 96,775,000 issued and outstanding shares of the Company.

The following table sets the beneficial ownership of the Company’s Common Stock by all directors and officers individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Alan Muller President & CEO, CFO, PAO, Director and Board Chair 1313 East Maple Street, Bellingham, Washington 98225	48,750,000	50.4%

Common Stock	Stephen Sutorius Vice President – Administration, Secretary & Treasurer 1313 East Maple Street, Bellingham, Washington 98225	Nil	Nil%

Common Stock	All Directors & Officers as a Group	48,750,000	50.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending September 30, 2010 there were no related party transactions which exceeded $60,000 in value.

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

2010 – $7,500 – Madsen & Associates CPAs Inc.
2009 – $7,235 – Madsen & Associates CPAs Inc.

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2010 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Madsen & Associates CPAs Inc.

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Madsen & Associates CPAs Inc.

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Madsen & Associates CPAs Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	L.G. Property Purchase Agreement(2)
14.1	Code of Ethics(1)
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Filed as an exhibit to a registration statement on Form SB-2 filed February 26, 2006 and incorporated herein by reference
(2)   Filed as an exhibit to a Form 8-K filed July 22, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GRYPHON RESOURCES, INC.

/s/ Alan Muller
Alan Muller
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Director and Board Chair

/s/Stephen Sutorius
Stephen Sutorius
Secretary and Treasurer,

Dated: January 12, 2011

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Alan Muller
Alan Muller
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Director and Board Chair

 /s/Stephen Sutorius
Stephen Sutorius
Secretary and Treasurer,

Dated: January 12, 2011