Form 10-Q
period 2010-12-31
Gryphon Resources, Inc.
filed 2011-02-14
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2010

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

The issuer had 103,275,000 shares of common stock issued and outstanding as of February 14, 2011.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at December 31, 2010 (unaudited) and September 30, 2010 (audited)	1

Unaudited Statements of Operations for the three periods ended December 31, 2010 and December 31, 2009 and the Exploration Stage Period of January 16, 2006 through December 31, 2010	2

Unaudited Statements of Cash Flows for the three month periods ended December 31, 2010 and December 31, 2009 and the Exploration Stage Period of January 16, 2006 through December 31, 2010	3

Unaudited Supplemental Disclosure of Non-cash Investing and Financing Activities for the three month periods ended December 31, 2010 and December 31, 2009 and the Exploration Stage Period of January 16, 2006 through December 31, 2010	4

Notes to Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

PART II. Other Information	20

Item 1. Legal Proceedings	20

Item 1a. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	25

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

QI-11
Period Ended December 31, 2010

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Balance Sheets

	December 31, 2010 (unaudited)	September 30, 2010 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$119,286	$10,252
Prepaid expenses	4,308	19,771
Total current assets	123,594	30,023
Total assets	$123,594	$30,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$178	$171
Advances from shareholder	6,500	-
Total current liabilities	6,678	171
Total liabilities	6,678	171

STOCKHOLDERS’ EQUITY

Stockholders’ Equity (Note 4):
Common shares, 400,000,000 shares with par value $0.001 authorized, 103,175,000 shares issued and outstanding at December 31, 2010; 96,775,000 shares issued and outstanding at September 30, 2010	$103,175	$96,775
Paid-in Capital	280,825	(32,775)
Common shares subscribed but not issued	150,000	273,740
Accumulated deficit in the exploration stage	(417,084)	(307,888)
Total stockholders’ equity	116,916	29,852

Total liabilities and stockholders’ equity	$123,594	$30,023

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended December 31, 2010		Three months ended December 31, 2009		January 16, 2006 (inception) through December 31, 2010

EXPENSES:
Exploration expenses		$28,113		$-	$69,644
Professional and consultant fees		20,550		228	154,898
Administrative expenses		6,818		1,016	39,796
Investor relations		13,715		-	22,978
Mineral properties impairment		40,000		-	101,498
Total expenses		109,196		1,244	388,814
Net (loss) from Operations		$(109,196)		$(1,244)	$(388,814)
Other Income (Expense):
Interest expense		-		(1,649)	(13,258)
Net (Loss) from continuing operations		$(109,196)		$(2,893)	$(402,072)
Discontinued Operations:
Net (loss) from discontinued operations		$-		$(1,568)	$(112,932)
Gain on sale of subsidiary		-		-	97,920
Net (Loss)		(109,196)		(4,461)	(417,084)
Less: Net (Loss) attributable to Non-Controlling Interest related to discontinued operations		-		16	936
Equals: Net (Loss) attributable to Gryphon Resources, Inc.		(109,196)		(4,445)	(416,148)
Loss per common shares, basic and diluted from discontinued operations		n/a		Nil
Loss per common share, basic and diluted from continuing operations	$	Nil	$	Nil

Weighted average shares outstanding, basic and diluted		101,854,347		96,525,000

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Three months ended December 31, 2010	Three months ended December 31, 2009	January 16, 2006 (inception) through December 31, 2010

Cash flows from operating activities:
Net loss for the period	$(109,196)	$(4,461)	$(417,084)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash gain on sale of subsidiary	—	—	(97,920)
Accrued interest on shareholder loans	—	1,649	13,258
Accrued interest on loans related to discontinued operations	—	1,032	6,882
Mineral properties impairment	40,000	—	101,498
Net change in operating assets and liabilities
Prepaid expenses	15,463	69	(4,308)
Accounts payable and accrued expenses	7	(6,681)	178
Net cash provided (used) by operating activities	(53,726)	(8,392)	(397,496)

Cash flows from investing activities:
Purchase of mineral properties	(40,000)	—	(88,998)
Net cash provided (used) by investing activities	(40,000)	—	(88,998)

Cash flows from financing activities:
Common stock issued for cash	46,260	—	252,654
Cash from common shares subscribed but not issued	150,000	—	150,000
Cash proceeds from loans related to discontinued operations	—	334	91,038
Cash proceeds from shareholder loans & advances	6,500	24,965	112,088
Net cash provided by financing activities	202,760	25,299	605,780

Net increase (decrease) in cash	109,034	16,907	119,286

Cash, beginning of period	10,252	1,572	—

Cash, end of period	$119,286	$23,893	$119,286

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Three months ended December 31, 2010	Year ended September 30, 2010	January 16, 2006 (inception) through December 31, 2010

Shares issued for mineral property acquisition	$—	$12,500	$12,500
Conversion of debt into common stock subscribed but not issued	$—	$—	$118,846

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated unaudited financial statements included herein have been prepared by Gryphon Resources, Inc. and Subsidiary (collectively the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated unaudited financial statements of the Company as of December 31, 2010 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission.

It is suggested that these financial statements be read in conjunction with the September 30, 2010 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the interim periods included.

Amounts shown for September 30, 2010 are based upon the audited financial statements of that date.

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At December 31, 2010, the Company did not have any common stock equivalents outstanding.

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

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
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

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2011 and  2010, none of which are expected to have a material effect on the financial statements of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the three month period ended December 31, 2010, the Company’s net loss was $(109,196). The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of December 31, 2010 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through private placements of our common stock and through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Common shares and Common Shares Subscribed but Unissued

Common Shares
The Company’s common stock is traded on the NASD and Pink Sheets Over-The-Counter Markets under the symbol: GRYO.

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

On November 18, 2010, the Company completed a private placement offering of its common stock which raised aggregate proceeds of US$320,000 ($118,846 of this amount was used to settle debt as of September 30, 2010; $154,894 of this amount was received in cash prior to September 30, 2010; $46,260 of this amount was received in cash during the quarter ended December 31, 2011). This offering was comprised of 6,400,000 restricted common shares at $0.05 per share and 6,400,000 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Subsequent to the period ended December 31, 2010, on January 25, 2011, the Company issued 100,000 shares of its common stock to Vendors of the Cruce Property. This transaction was valued at a board approved value of $0.06 per share for total deemed proceeds of $6,000. These shares are deemed "restricted" securities under the Securities Act and may not be sold or transferred other than pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

Common Shares Subscribed but Unissued
As at December 31, 2010, the Company had received subscription deposits of $150,000 relating to a private placement initiative of 1,500,000 restricted common shares. At the balance sheet date of December 31, 2010, the Company had not issued shares relating to this private placement and the share balances were recorded as shares subscribed but not issued. These shares will be issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

Note 5 – Mineral Properties Acquisitions

L.G. Property:
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

These payments will be based on the following schedules:

(a)	Pay Vendors the following cash sums on or before the dates described below:
	(i)	$15,000 upon execution of this Agreement (such payment which has been made);
	(ii)	$15,000 on or before August 10, 2010 (such payment which has been made);
	(iii)	$50,000 on or before March 1, 2011;
	(iv)	$60,000 on or before March 1, 2012; and
	(v)	$100,000 on or before March 1, 2013.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

(b)	Incur the following Expenditures on or with respect to the L.G. Property, by the following dates:
	(i)	$50,000 within 12 months following the Execution Date;
	(ii)	an additional $100,000 on or before 24 months following the Execution Date;
	(iii)	$200,000 on or before 36 months following the Execution Date; and
	(iv)	$200,000 on or before 48 months following the Execution Date.

(c)	Cause Gryphon to issue shares to the Vendors in the following amounts:
	(i)	250,000 restricted common shares upon execution of the L.G. Agreement (such payment which has been made and was valued at $12,500);
	(ii)	250,000 restricted common shares on or before February 1, 2011;
	(iii)	250,000 restricted common shares on or before February 1, 2012; and
	(iv)	250,000 restricted common shares on or before February 1, 2013.

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

Cruce Property:
Subsequent to the period ended December 31, 2010, on January 21, 2011 (the ‘Execution Date’), the Company entered into an option to purchase certain mineral exploration rights to a property in Arizona, USA, named the Cruce Property from two individuals (collectively the “Vendors”). The Vendors each owned a 50% interest in the mineral exploration rights to the Cruce and held the sole right, title and interest to the Cruce Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement (the “Cruce Agreement”), the Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in Vendors’ rights to the Property, and the Company acquired an option to purchase Vendors’ rights to the Property from Vendors, upon the terms and conditions set forth in the Cruce Agreement (incorporated herein by reference as Exhibit 10.2).

To exercise the option included in the Cruce Agreement (the “Option”), the Company must: (i) pay the aggregate sum of $265,000 to Vendors; (ii) incur an aggregate of at least $335,000 of Expenditures on the Property; and (iii) issue an aggregate of 2,600,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the Property).

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

These payments will be based on the following schedules:

(a)	Pay Vendors the following cash sums on or before the dates described below:
	(i)	$40,000 upon execution of the Letter of Intent regarding this Agreement*;
	(ii)	$50,000 on or before November 30, 2011;
	(iii)	$75,000 on or before November 30, 2012;
	(iv)	$100,000 on or before November 30, 2013; and

*(The full amount of which has been paid to Vendors prior to execution of the Cruce Agreement)

(b)	Incur the following Expenditures on or with respect to the Cruce Property, by the following dates:
	(i)	$60,000 within 12 months following the Execution Date.
	(ii)	an additional $75,000 on or before 24 months following the Execution Date;
	(iii)	$100,000 on or before 36 months following the Execution Date; and
	(iv)	$100,000 on or before 48 months following the Execution Date.

(c)	cause Gryphon to issue shares to the Vendors in the following amounts:
	(i)	100,000 shares upon execution of this Agreement;
	(ii)	100,000 shares on or before November 30, 2011;
	(iii)	200,000 shares on or before November 30, 2012; and
	(iv)	200,000 shares on or before November 30, 2013.

Once the Company has paid the Option Price in full, the Company will have exercised the Option and have acquired an undivided 100% right, title and interest in and to the Cruce Property, the Company will then be obligated to pay the following additional consideration:

(a)	2,000,000 restricted shares of Gryphon common stock;
(b)	a minimum annual royalty of $250,000 on or before November 30, 2014 and a minimum annual royalty of $250,000 every 12 months for each year that Gryphon holds the Property;
(c)	a 3% (three percent) Net Returns Royalty on all other minerals actually produced and sold from the Cruce Property.

Note 5 - Impairment of Mineral Properties

At year end September 30, 2010, the Company undertook a review of the Company’s exploration projects and determined an impairment charge of $42,500 should be recorded against the L.G. Property mineral exploration rights.

For the period ended December 31, 2010, the Company undertook a review of the Company’s exploration projects and determined an impairment charge of $40,000 should be recorded against the Cruce Property mineral exploration rights.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 6 – Advances from Shareholder

During the three months ended December 31, 2010, our CEO advanced $6,500 to the Company. This advance is non-interest bearing and payable on demand.

Note 7 – Discontinued Operation

On April 28, 2008 we incorporated a Turkish company named APM Madencilik Limited. (“APM”) as a 99% owned subsidiary. The remaining balance of 1% of APM shares were held by our former CEO. In July 2010, we re-focused our operations and began mineral exploration in Arizona, USA and on September 27, 2010, we sold our entire interest in APM to an unrelated third party and ceased all operations in Turkey. The losses and cash flows of APM have been presented as a discontinued operation in these financial statements. Prior year’s Statements of Operations, Equity and Cash Flows have been adjusted to reflect the effect of this discontinued operation.

The Components of the APM discontinued operation are:

	Three Months ended December 31, 2009	Exploration Stage January 16, 2006 through September 30, 2010

EXPENSES:
Exploration expenses	-	17,573
Salaries & wages	70	57,224
Professional and consultant fees	-	1,996
Administrative expenses	466	29,257
Total expenses	$536	$106,050

Net loss from operations	$(536)	$(106,050)
Interest expense	(1,032)	(6,882)
Total	(1,568)	(112,932)

As recorded in our financial statements for the year ended September 30, 2010, the sale of APM also resulted in a non-cash gain of $97,920 due to the assumption of debt by the third party. This has been recorded in these statements as a gain on sale of subsidiary in discontinued operations.

Note 8 – Subsequent Events

On January 25, 2011, the Company issued 100,000 shares of its common stock to Vendors of the Cruce Property. This transaction was valued at a board approved value of $0.06 per share for total deemed proceeds of $6,000. These shares are deemed "restricted" securities under the Securities Act and may not be sold or transferred other than pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

ITEM 2.  MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-Q and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

Overview

Gryphon Resources, Inc. (“Gryphon”,  “We”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006. We are a mineral exploration company and are developing mineral exploration projects in Arizona, USA. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings nor has it been involved in any reclassification, consolidation, or merger arrangements.

The Company’s common stock is traded in the NASD and Pink Sheets Over-The-Counter markets under the symbol: GRYO.

Operational Developments During Quarter

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

Operational Developments Subsequent to Quarter End

Execution of Cruce Property Agreement adds gold and copper-porphyry project:

On January 21, 2011, Gryphon entered the Cruce Property Agreement for an option to purchase mineral exploration rights located in Pinal County, south-central Arizona, USA with potential for gold and copper-porphyry reserves. In a press release regarding this property transaction, President and CEO Alan Muller reported:

“We [have] completed an extended negotiation to acquire exploration rights to the 560 acre ‘Cruce Property’ which is located approximately 40 miles north of Tucson, Arizona. This property fits into our overall exploration plan and should dovetail well with the development work we’re getting in place for our lithium properties nearby. Additionally, Nick Barr, our newly appointed project manager has done drilling and exploration work at this site as recently as 2008.”

To exercise the purchase option in the Cruce Property Agreement Gryphon must, in staged increments, over three years: (i) pay the vendors an aggregate sum of US$265,000; (ii) incur an aggregate of at least US$335,000 of expenditures on the Cruce Property; and (iii) issue the vendors an aggregate of 2,600,000 restricted common shares of Gryphon. Additionally, the vendors will receive an NSR payment of 3%, subject to a minimum royalty payment of US$250,000 per year upon commencement of mineral production.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Gryphon during the three month periods ended December 31, 2010 and December 31, 2009 and the Exploration Stage Period of January 16, 2006 to December 30, 2010 (the “Exploration Stage”).

Revenues

Gryphon did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into five categories:

-  Exploration Expenses
-  Professional and Consultant Fees
-  Administrative Expenses
-  Investor Relations
-  Mineral Properties Impairment

Exploration Expenses
Exploration expenses for the three months ended December 31, 2010 totaled $28,113 compared to $nil for the three months ended December 31, 2009. Expenses for the Exploration Stage totaled $69,644. During the current period, these expenses were primarily comprised of geologist fees, geological contractor expenses, and costs for mineral rights applications to the Arizona State Land Department, United States States Bureau of Land Management and various county Recorders in Arizona. We predict the level of these expenses will increase substantially during fiscal 2011.

Professional and Consultant Fees
Professional & consultant Fees are comprised of fees paid to our two officers and directors, and for work performed by accounting, audit and legal professionals. During the three months ended December 31, 2010 these fees totaled $20,550 compared with $228 for the three months ended December 31, 2009. For the Exploration Stage, these costs totaled $154,898. We anticipate Professional & Consultant Fees to increase substantially during the 2011 fiscal year as we continue with our exploration initiatives in Arizona.

Administrative Expenses
Administrative expenses were $6,818 for the three months ended December 31, 2010 compared with $1,016 during the three months ended December 31, 2009. For the Exploration Stage, administrative expenses totaled $39,796. These expenses are composed of Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase moderately during fiscal 2011.

Investor Relations
Investor relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three months ended December 31, 2010, these expenses totaled $13,715 versus $nil for the three months ended December 31, 2009. For the Exploration Stage, Investor Relations expenses totaled $22,978. We anticipate Investor Relations expenses will increase moderately during fiscal 2011.

Mineral Properties Impairment
As required by generally accepted accounting principles, at quarter end date of December 31, 2010 the Company undertook a review of the Company’s exploration projects and determined an additional impairment charge of $40,000 should be recorded. Mineral properties impairment charges were $nil for the three months ended December 31, 2009 and totaled $101,498 for the Exploration Stage.

Discontinued Operations
On September 27, 2010, we sold our entire shareholding in our former Turkish subsidiary APM to an unrelated third party and ceased all operations in Turkey.  The sale of APM resulted in a non-cash gain of $97,920 due to the elimination from the previously consolidated enterprise of the Company of debt APM owed to a third party.

Net (Loss)
We incurred a net loss of $(109,196) for the three months ended December 31, 2010. This compared with a net loss of $(4,461) for the same period ended December 31, 2009. For the Exploration Stage, the Net Loss totaled $(417,084).

Liquidity and Capital Resources

Since the date of our incorporation, we have raised cash of $402,654 through private placements of our common shares and cash of $112,088 through advances from shareholders. As of December 31, 2010 we had cash on hand of $119,286 and a prepaid expenses balance of $4,308. We estimate we will need to attempt to raise additional funds during the coming twelve months and project we will be able to raise these funds through private placements of our common shares and/or advances from our CEO.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars. Our transactions are primarily conducted in US$ but also include transactions in other currencies. Foreign currency rate fluctuations may have a material impact on the Company’s financial reporting. These fluctuations may have positive or negative impacts on the results of operations of the Company.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2010, as a result of the identification of the material weaknesses described below.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended December 31, 2010, the Company had a Net Loss of $(109,196). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC Bulletin Board and Pink Sheets under the symbol "GRYO". There can be no assurance that the Company's common stock will trade at prices at or above its present level and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 18, 2010, the Company completed a private placement offering of its common stock which raised aggregate proceeds of US$320,000 ($118,846 of this amount was used to settle debt as of September 30, 2010; $154,894 of this amount was received in cash prior to September 30, 2010; $46,260 of this amount was received in cash during the quarter ended December 31, 2011). This offering was comprised of 6,400,000 restricted common shares at $0.05 per share and 6,400,000 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

Subsequent to the period ended December 31, 2010, on January 25, 2011, the Company issued 100,000 shares of its common stock to Vendors of the Cruce Property. This transaction was valued at a board approved value of $0.06 per share for total deemed proceeds of $6,000. These shares are deemed "restricted" securities under the Securities Act and may not be sold or transferred other than  pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

As at December 31, 2010, the Company had received subscription deposits of $150,000 relating to a private placement initiative. At the balance sheet date of December 31, 2010, the Company had not issued shares relating to this private placement and the share balances were recorded as shares subscribed but not issued. These shares will be issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

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

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(1)
3.3	Bylaws(1)
10.1	L.G. Property Purchase Agreement(2)
10.2	Cruce Property Purchase Agreement(3)
14.1	Code of Ethics(1)
31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed as an exhibit to our registration statement on Form SB-2 filed February 26, 2006 and incorporated herein by this reference
(2)  Filed as an exhibit to a Form 8-k filed July 22, 2010 and incorporated herein by this reference
(3)  Filed as an exhibit to a Form 8-k filed January 25, 2011 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON RESOURCES, INC.

/s/ Alan Muller
Alan Muller
President & CEO, CFO, PAO,
Director, and Board Chair

Dated: February 14, 2011