Form 10-Q
period 2011-03-31
Gryphon Resources, Inc.
filed 2011-05-13
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

The issuer had 105,025,000 shares of common stock issued and outstanding as of May 13, 2011.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at March 31, 2011 (unaudited) and September 30, 2010 (audited)	1

Unaudited Statements of Operations for the three and six month periods ended March 31, 2011 and March 31, 2010 and the Exploration Stage Period of January 16, 2006 through March 31, 2011	2

Unaudited Statements of Cash Flows for the six month periods ended March 31, 2011 and March 31, 2010 and the Exploration Stage Period of January 16, 2006 through March 31, 2011	3

Unaudited Supplemental Disclosure of Non-cash Investing and Financing Activities for the six month periods ended March 31, 2011 and March 31, 2010 and the Exploration Stage Period of January 16, 2006 through March 31, 2011	4

Notes to Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	20

PART II. Other Information	22

Item 1. Legal Proceedings	22

Item 1a. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	27

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

QII-11
Period Ended March 31, 2011

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Balance Sheets

	March 31, 2011 (unaudited)	September 30, 2010 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$27,469	$10,252
Prepaid expenses	14,672	19,771
Total current assets	42,141	30,023
Total assets	$42,141	$30,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,990	$171
Advances from shareholder	6,500	-
Total current liabilities	11,490	171
Total liabilities	11,490	171

STOCKHOLDERS’ EQUITY

Stockholders’ Equity (Note 4):
Common shares, 400,000,000 shares with par value $0.001 authorized, 105,025,000 shares issued and outstanding at March 31, 2011; 96,775,000 shares issued and outstanding at September 30, 2010	$105,025	$96,775
Paid-in Capital	459,975	(32,775)
Common shares subscribed but not issued	54,880	273,740
Accumulated deficit in the exploration stage	(589,229)	(307,888)
Total stockholders’ equity	30,651	29,852

Total liabilities and stockholders’ equity	$42,141	$30,023

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended March 31, 2011		Three months ended March 31, 2010		Six months ended March 31, 2011	Six months ended March 31, 2010		January 16, 2006 (inception) through March 31, 2011

EXPENSES:
Exploration expenses		$56,821		$-	84,934		$-	$126,465
Professional & consultant fees		22,460		6,730	43,010		6,958	177,358
Administrative expenses		6,014		4,567	12,831		5,583	45,810
Investor relations		5,850		615	19,565		615	28,828
Mineral property impairments		81,000		-	121,000		-	182,498
Total expenses		172,145		11,912	281,340		13,156	560,959
Net (loss) from Operations		$(172,145)		$(11,912)	(281,340)		$(13,156)	$(560,959)
Other Income (Expense):
Interest expense		-		(1,174)	-		(2,823)	(13,258)
Net (Loss) from continuing operations		$(172,145)		$(13,086)	(281,340)		$(15,979)	$(574,217)
Discontinued Operations:
Net (loss) from discontinued operations		$-		$(4,799)	-		$(6,367)	$(112,932)
Gain on sale of subsidiary		-		-	-		-	97,920
Net (Loss)		(172,145)		(17,885)	(281,340)		(22,346)	(589,229)
Less: Net (Loss) attributable to Non-Controlling Interest related to discontinued operations		-		48	-		64	936
Equals: Net (Loss) attributable to Gryphon Resources, Inc.		(172,145)		(17,837)	(281,340)		(22,282)	(588,293)
Loss per common shares, basic and diluted from discontinued operations		n/a		Nil	n/a		Nil
Loss per common share, basic and diluted from continuing operations	$	Nil	$	Nil	Nil	$	Nil
Weighted average shares outstanding, basic and diluted		103,267,779		96,525,000	100,653,847		96,525,000

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Six months ended March 31, 2011	Six months ended March 31, 2010	January 16, 2006 (inception) through March 31, 2011

Cash flows from operating activities:
Net loss for the period	$(281,340)	$(22,346)	$(589,229)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash gain on sale of subsidiary	—	—	(97,920)
Accrued interest on shareholder loans	—	2,823	13,258
Accrued interest on loans related to discontinued operations	—	2,062	6,882
Mineral properties impairment	121,000	—	182,499
Net change in operating assets and liabilities
Prepaid expenses	5,099	(1,052)	(14,672)
Accounts payable and accrued expenses	4,819	(6,529)	4,990
Net cash provided (used) by operating activities	(150,422)	(25,042)	(494,192)

Cash flows from investing activities:
Purchase of mineral properties	(90,000)	—	(138,998)
Net cash provided (used) by investing activities	(90,000)	—	(138,998)

Cash flows from financing activities:
Common stock issued for cash	196,259	—	402,653
Cash from common shares subscribed but not issued	54,880	54,930	54,880
Cash proceeds from loans related to discontinued operations	—	3,997	91,038
Cash proceeds from shareholder loans & advances	6,500	—	112,088
Net cash provided by financing activities	257,639	58,927	660,659

Net increase (decrease) in cash	17,217	33,885	27,469

Cash, beginning of period	10,252	1,572	—

Cash, end of period	$27,469	$35,457	$27,469

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Six months ended March 31, 2011	Six months ended March 31, 2010	January 16, 2006 (inception) through March 31, 2011

Shares issued for mineral property acquisition	$31,000	$—	$43,500
Conversion of debt into common stock subscribed but not issued	$—	$—	$118,846

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated unaudited financial statements included herein have been prepared by Gryphon Resources, Inc. and Subsidiary (collectively the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated unaudited financial statements of the Company as of March 31, 2011 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission.

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At March 31, 2011, the Company did not have any common stock equivalents outstanding.

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

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the six month period ended March 31, 2011, the Company’s net loss was $(281,340). The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of March 31, 2011 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through private placements of our common stock and through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Common shares and Common Shares Subscribed but not issued

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

On November 18, 2010, the Company completed a private placement offering of its common stock which raised aggregate proceeds of US$320,000 ($118,846 of this amount was used to settle debt as of September 30, 2010; $154,894 of this amount was received in cash prior to September 30, 2010; $46,260 of this amount was received in cash during the quarter ended December 31, 2010). This offering was comprised of 6,400,000 restricted common shares at $0.05 per share and 6,400,000 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

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

On March 11, 2011, the Company completed a private placement offering of its common stock which raised aggregate cash proceeds of US$150,000. This offering was comprised of 1,500,000 restricted common shares at $0.10 per share and 1,500,000 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

On March 31, 2011, the Company issued 250,000 shares of its common stock as the second shares component installment payment to Vendors of the L.G. Property. This transaction was valued at a board approved value of $0.10 per share for total deemed proceeds of $25,000. These shares are deemed "restricted" securities under the Securities Act and may not be sold or transferred other than  pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

Common Shares Subscribed but Unissued
As at March 31, 2011, the Company had received subscription deposits of $54,880 relating to a private placement initiative. At the balance sheet date of March 31, 2011, the Company had not issued shares relating to this private placement and the share balances were recorded as shares subscribed but not issued. These shares will be issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

Note 5 – Mineral Properties Acquisitions

L.G. Property:
As entered on July 19, 2010 and amended on February 27, 2011, the Company entered into an option to purchase certain mineral exploration rights to a property in south-eastern Arizona, USA, named the L.G. Property from two individuals (collectively the “Vendors”). The Vendors each owned a 50% interest in the mineral exploration rights to the L.G. Property and held the sole right, title and interest to the L.G. Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement (the “L.G. Agreement”), the Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in Vendors’ rights to the Property, and the Company acquired an option to purchase Vendors’ rights to the Property from Vendors, upon the terms and conditions set forth in the L.G. Agreement (incorporated herein by reference as Exhibit 10.1) and amended through the ‘Amendment to L.G. Agreement’, attached herein as Exhibit 10.2.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

To exercise the option included in the L.G. Agreement (the “Option”), the Company must: (i) pay the aggregate sum of $240,000 to Vendors; (ii) incur an aggregate of at least $550,000 of Expenditures on the Property; and (iii) issue an aggregate of 1,000,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the Property).

These payments will be based on the following schedules:

(a)	Pay Vendors the following cash sums on or before the dates described below:
	(i)	$15,000 upon execution of the L.G. Agreement (such payment which has been made);
	(ii)	$15,000 on or before August 10, 2010 (such payment which has been made);
	(iii)	$50,000 on or before April 1, 2011 (such payment which has been made);
	(iv)	$60,000 on or before March 1, 2012; and
	(v)	$100,000 on or before March 1, 2013.

(b)	Incur the following Expenditures on or with respect to the L.G. Property, by the following dates:
	(i)	$50,000 within 12 months following the Execution Date;
	(ii)	an additional $100,000 on or before 24 months following the Execution Date;
	(iii)	$200,000 on or before 36 months following the Execution Date; and
	(iv)	$200,000 on or before 48 months following the Execution Date.

(c)	Cause Gryphon to issue shares to the Vendors in the following amounts:
	(i)	250,000 restricted common shares upon execution of the L.G. Agreement (such issuance which has been made and was valued at $25,000);
	(ii)	250,000 restricted common shares on or before April 1, 2011(such issuance which has been made and was valued at $25,000);
	(iii)	250,000 restricted common shares on or before February 1, 2012; and
	(iv)	250,000 restricted common shares on or before February 1, 2013.

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

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Cruce Property:
As entered on January 21, 2011 (the ‘Execution Date’) and amended on January 25, 2011, the Company entered into an option to purchase certain mineral exploration rights to a property in Arizona, USA, named the Cruce Property from two individuals (collectively the “Vendors”). The Vendors each owned a 50% interest in the mineral exploration rights to the Cruce and held the sole right, title and interest to the Cruce Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement (the “Cruce Agreement”), the Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in Vendors’ rights to the Property, and the Company acquired an option to purchase Vendors’ rights to the Property from Vendors, upon the terms and conditions set forth in the Cruce Agreement (incorporated herein by reference as Exhibit 10.3) and amended through the ‘Cruce Addendum’, attached herein as Exhibit 10.4.

To exercise the option included in the Cruce Agreement (the “Option”), the Company must: (i) pay the aggregate sum of $265,000 to Vendors; (ii) incur an aggregate of at least $335,000 of Expenditures on the Property; and (iii) issue an aggregate of 2,600,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the Property).

These payments will be based on the following schedules:

(a)	Pay Vendors the following cash sums on or before the dates described below:
	(i)	$40,000 upon execution of the Letter of Intent regarding this Agreement*;
	(ii)	$50,000 on or before November 30, 2011;
	(iii)	$75,000 on or before November 30, 2012;
	(iv)	$100,000 on or before November 30, 2013; and

*(The full amount of which has been paid to Vendors prior to execution of the Cruce Agreement)

(b)	Incur the following Expenditures on or with respect to the Cruce Property, by the following dates:
	(i)	$60,000 within 12 months following the Execution Date.
	(ii)	an additional $75,000 on or before 24 months following the Execution Date;
	(iii)	$100,000 on or before 36 months following the Execution Date; and
	(iv)	$100,000 on or before 48 months following the Execution Date.

(c)	cause Gryphon to issue shares to the Vendors in the following amounts:
	(i)	100,000 shares upon execution of this Agreement (such issuance which has been made and was valued at $6,000);
	(ii)	100,000 shares on or before November 30, 2011;
	(iii)	200,000 shares on or before November 30, 2012; and
	(iv)	200,000 shares on or before November 30, 2013.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Once the Company has paid the Option Price in full, the Company will have exercised the Option and have acquired an undivided 100% right, title and interest in and to the Cruce Property, the Company will then be obligated to pay the following additional consideration:

(a)	2,000,000 restricted shares of Gryphon common stock;
(b)	a minimum annual royalty of $250,000 on or before November 30, 2014 and a minimum annual royalty of $250,000 every 12 months for each year that Gryphon holds the Property;
(c)	a 3% (three percent) Net Returns Royalty on all minerals actually produced and sold from the Cruce Property.

Note 6 – Impairments of Mineral Properties

At year end September 30, 2010, the Company undertook a review of the Company’s exploration projects and determined an impairment charge of $42,500 should be recorded against the L.G. Property mineral exploration rights.

During the six month period ended March 31, 2011, the Company undertook a review of the Company’s exploration projects and determined that it should record impairment charges of: (i) $46,000 against the Cruce Property mineral exploration rights; and (ii) $75,000 against the L.G. Property mineral exploration rights.

Note 7 – Advances from Shareholder

During the six months ended March 31, 2011, our CEO advanced $6,500 to the Company. This advance is non-interest bearing and payable on demand.

Note 8 – Discontinued Operation

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

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

The Components of the APM discontinued operation are:

	Six Months ended March 31, 2010*	Exploration Stage January 16, 2006 through March 31, 2011

EXPENSES:
Exploration expenses	-	17,573
Salaries & wages	2,758	57,224
Professional and consultant fees	-	1,996
Administrative expenses	1,547	29,257
Total expenses	$4,305	$106,050

Net loss from operations	$(4,305)	$(106,050)
Interest expense	-	(6,882)
Total	(6,367)	(112,932)

As recorded in our financial statements for the year ended September 30, 2010, the sale of APM also resulted in a non-cash gain of $97,920 due to the assumption of debt by the third party. This has been recorded in these statements as a gain on sale of subsidiary in discontinued operations.

*(The six month period ended March 31, 2010 is presented here to report the discontinued operations components for that period. The six month period ended March 31, 2011 is not presented because the APM subsidiary was sold on September 27, 2010 and is not part of the financial statements for the current six month period.)

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

Operational Developments During Six Months Ended March 31, 2011

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

$150,000 Private Placement:

On December  23, 2010, the Company concluded a private placement offering of its common shares which raised aggregate proceeds of US$150,000 based on the sale of 1,500,000 restricted common shares priced at US$0.10 per share.

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

New Private Placement initiative:

As at March 31, 2011, the Company had received subscription deposits of $54,880 relating to a private placement initiative. At the balance sheet date of March 31, 2011, the Company had not issued shares relating to this private placement and the share balances were recorded as shares subscribed but not issued.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Gryphon during the three and six month periods ended March 31, 2011 and March 31, 2010 and the Exploration Stage Period of January 16, 2006 to December 30, 2010 (the “Exploration Stage”).

Revenues

Gryphon did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into five categories:

-  Exploration Expenses
-  Professional and Consultant Fees
-  Administrative Expenses
-  Investor Relations
-  Mineral Properties Impairment

Exploration Expenses
Exploration expenses for the three and six month periods ended March 31, 2011 totaled $56,821 and 84,934 respectively compared to $nil and $nil respectively for the three and six month periods ended March 31, 2010. Expenses for the Exploration Stage totaled $126,465. During the current period, these expenses were primarily comprised of geologist fees, geological contractor expenses, and costs for mineral rights applications to the Arizona State Land Department, United States Bureau of Land Management and various county Recorders in Arizona. We predict the level of these expenses will increase substantially during the balance of fiscal 2011.

Professional and Consultant Fees
Professional & consultant Fees are comprised of fees paid to our two officers and directors, and for work performed by accounting, audit and legal professionals. During the three and six month periods ended March 31, 2011 these fees totaled $22,460 and $43,010 respectively compared with $6,730 and $6,958 respectively for the three and six month periods ended March 31, 2010. For the Exploration Stage, these costs totaled $177,358. We anticipate Professional & Consultant Fees to increase substantially during the 2011 fiscal year as we continue with our exploration initiatives in Arizona.

Administrative Expenses
Administrative expenses were $6,014 and $12,831 respectively for the three and six month periods ended March 31, 2011 compared with $4,567 and $5,583 respectively during the three and six month periods ended March 31, 2010. For the Exploration Stage, administrative expenses totaled $45,810. These expenses are composed of Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase moderately during fiscal 2011.

Investor Relations
Investor relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and six month periods ended March 31, 2011, these expenses totaled $5,850 and $19,565 respectively versus $615 and $615 respectively for the three and six month periods ended March 31, 2010. For the Exploration Stage, Investor Relations expenses totaled $28,828. We anticipate Investor Relations expenses will increase moderately during fiscal 2011.

Mineral Properties Impairment
As required by generally accepted accounting principles, during the six month period ended March 31, 2011 the Company undertook a review of the Company’s exploration projects and determined that it should record impairment charges of: (i) $46,000 against the Cruce Property mineral exploration rights; and (ii) $75,000 against the L.G. Property mineral exploration rights. Mineral properties impairment charges were $81,000 and $121,000 respectively for the three and six month periods ended March 31, 2011 versus $nil and $nil respectively for the three and six month periods ended March 31, 2010. Mineral impairment charges totaled $182,498 for the Exploration Stage.

Discontinued Operations
On September 27, 2010, we sold our entire shareholding in our former Turkish subsidiary APM to an unrelated third party and ceased all operations in Turkey.  The sale of APM resulted in a non-cash gain of $97,920 due to the elimination from the previously consolidated enterprise of the Company of debt APM owed to a third party.

Net (Loss)
We incurred net losses of $(172,155) and $(281,340) respectively for the three and six month periods ended March 31, 2011. This compared with net losses of $(17,885) and $(22,346) for the same periods ended March 31, 2010. For the Exploration Stage, the Net Loss totaled $(589,229).

Liquidity and Capital Resources

Since the date of our incorporation, we have raised cash of $402,653 through private placements of our common shares and cash of $112,088 through advances from shareholders. As of March 31, 2011 we had cash on hand of $27,469 and a prepaid expenses balance of $14,672. We estimate we will need to attempt to raise additional funds during the coming twelve months and project we will be able to raise these funds through private placements of our common shares and/or advances from our CEO.

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

ITEM 4.  ONTROLS AND PROCEDURES

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

As of March 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the second quarter of the Company’s fiscal year ended September 30, 2011, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the six months ended March 31, 2011, the Company had a Net Loss of $(281,340). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

On March 11, 2011, the Company completed a private placement offering of its common stock which raised aggregate cash proceeds of US$150,000. This offering was comprised of 1,500,000 restricted common shares at $0.10 per share and 1,500,000 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

On March 31, 2011, the Company issued 250,000 shares of its common stock as the second shares component installment payment to Vendors of the L.G. Property. This transaction was valued at a board approved value of $0.10 per share for total deemed proceeds of $25,000. These shares are deemed "restricted" securities under the Securities Act and may not be sold or transferred other than  pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

As at March 31, 2011, the Company had received subscription deposits of $54,880 relating to a private placement initiative. At the balance sheet date of March 31, 2011, the Company had not issued shares relating to this private placement and the share balances were recorded as shares subscribed but not issued. These shares will be issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

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

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(1)
3.3	Bylaws(1)
10.1	L.G. Property Purchase Agreement(2)
10.2	Amendment to L.G. Agreement
10.3	Cruce Property Purchase Agreement(3)
10.4	Cruce Addendum
14.1	Code of Ethics(1)
31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: May 13, 2011