Form 10-Q
period 2011-06-30
Gryphon Resources, Inc.
filed 2011-08-15
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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

The issuer had 105,025,000 shares of common stock issued and outstanding as of August 12, 2011.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at June 30, 2011 (unaudited) and September 30, 2010 (audited)	1

Unaudited Statements of Operations for the three and nine month periods ended June 30, 2011 and June 30, 2010 and the Exploration Stage Period of January 16, 2006 through June 30, 2011	2

Unaudited Statements of Cash Flows for the nine month periods ended June 30, 2011 and June 30, 2010 and the Exploration Stage Period of January 16, 2006 through June 30, 2011	3

Unaudited Supplemental Disclosure of Non-cash Investing and Financing Activities for the nine month periods ended June 30, 2011 and June 30, 2010 and the Exploration Stage Period of January 16, 2006 through June 30, 2011	4

Notes to Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	17

PART II. Other Information	19

Item 1. Legal Proceedings	19

Item 1a. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	24

Signatures	24

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

QIII-11
Period Ended June 30, 2011

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Balance Sheets

	June 30, 2011 (unaudited)	September 30, 2010 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$37,286	$10,252
Prepaid expenses	11,521	19,771
Total current assets	48,807	30,023
Total assets	$48,807	$30,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$189	$171
Advances from shareholder	6,500	-
Total current liabilities	6,689	171
Total liabilities	6,689	171

STOCKHOLDERS’ EQUITY
Stockholders’ Equity (Note 4):
Common shares, 400,000,000 shares with par value $0.001 authorized, 105,025,000 shares issued and outstanding at June 30, 2011; 96,775,000 shares issued and outstanding at September 30, 2010	$105,025	$96,775
Paid-in Capital	459,975	(32,775)
Common shares subscribed but not issued	106,000	273,740
Accumulated deficit in the exploration stage	(628,882)	(307,888)
Total stockholders’ equity	42,118	29,852

Total liabilities and stockholders’ equity	$48,807	$30,023

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended June 30, 2011		Three months ended June 30, 2010		Nine months ended June 30, 2011	Nine months ended June 30, 2010		January 16, 2006(inception) through June 30, 2011

EXPENSES:
Exploration expenses		$17,190		$-	102,124		$-	$143,655
Professional & consultant fees		18,550		14,588	61,560		21,546	195,908
Administrative expenses		3,913		3,673	16,744		9,256	49,723
Investor relations		-		495	19,565		1,110	28,828
Mineral property impairments		-		-	121,000		-	182,498
Total expenses		39,653		18,756	320,993		31,912	600,612
Net (loss) from Operations		$(39,653)		$(18,756)	(320,993)		$(31,912)	$(600,612)
Other Income (Expense):
Interest expense		-		(1,411)	-		(4,234)	(13,258)
Net (Loss) from continuing operations		$(39,653)		$(20,167)	(320,993)		$(36,146)	$(613,870)
Discontinued Operations:
Net (loss) from discontinued operations		$-		$(8,585)	-		$(14,952)	$(112,932)
Gain on sale of subsidiary		-		-	-		-	97,920
Net (Loss)		(39,653)		(28,752)	(320,993)		(51,098)	(628,882)
Less: Net (Loss) attributable to Non-Controlling Interest related to discontinued operations		-		85	-		149	936
Equals: Net (Loss) attributable to Gryphon Resources, Inc.		(39,653)		(28,667)	(320,993)		(50,949)	(627,946)
Loss per common shares, basic and diluted from discontinued operations		n/a		Nil	n/a		Nil
Loss per common share, basic and diluted from continuing operations	$	Nil	$	Nil	Nil	$	Nil
Weighted average shares outstanding, basic and diluted		105,025,000		96,525,000	102,110,900		96,525,000

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Nine months ended June 30, 2011	Nine months ended June 30, 2010	January 16, 2006 (inception) through June 30, 2011

Cash flows from operating activities:
Net loss for the period	$(320,993)	$(51,098)	$(628,882)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash gain on sale of subsidiary	—	—	(97,920)
Accrued interest on shareholder loans	—	4,234	13,258
Accrued interest on loans related to discontinued operations	—	3,228	6,882
Mineral properties impairment	121,000	—	182,499
Net change in operating assets and liabilities
Prepaid expenses	8,250	(13,891)	(11,521)
Accounts payable and accrued expenses	18	(7,008)	189
Net cash provided (used) by operating activities	(191,725)	(64,535)	(535,495)

Cash flows from investing activities:
Purchase of mineral properties	(90,000)	—	(138,998)
Net cash provided (used) by investing activities	(90,000)	—	(138,998)

Cash flows from financing activities:
Common stock issued for cash	196,259	—	402,653
Cash from common shares subscribed but not issued	106,000	154,894	106,000
Cash proceeds from loans related to discontinued operations	—	11,413	91,038
Cash proceeds from shareholder advances	6,500	—	112,088
Net cash provided by financing activities	308,759	166,307	711,779

Net increase (decrease) in cash	27,034	101,772	37,286

Cash, beginning of period	10,252	1,572	—

Cash, end of period	$37,286	$103,344	$37,286

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Nine months ended June 30, 2011	Nine months ended June 30, 2010	January 16, 2006 (inception) through June 30, 2011

Shares issued for mineral property acquisition	$31,000	$—	$43,500
Conversion of debt into common stock subscribed but not issued	$—	$—	$118,846

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated unaudited financial statements included herein have been prepared by Gryphon Resources, Inc. and Subsidiary (collectively the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated unaudited financial statements of the Company as of June 30, 2011 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission.

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At June 30, 2011, the Company did not have any common stock equivalents outstanding.

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

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the nine month period ended June 30, 2011, the Company’s net loss was $(320,993). The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of June 30, 2011 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through private placements of our common stock and through shareholder advances from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Common Shares Subscribed but Unissued
As at June 30, 2011, the Company had received subscription deposits of $106,000 relating to a private placement initiative. At the balance sheet date of June 30, 2011, the Company had not issued shares relating to this private placement and the share balances were recorded as shares subscribed but not issued. These shares will be issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

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

Note 6 - Impairments of Mineral Properties

At year end September 30, 2010, the Company undertook a review of the Company’s exploration projects and determined an impairment charge of $42,500 should be recorded against the L.G. Property mineral exploration rights.

During the nine month period ended June 30, 2011, the Company undertook a review of the Company’s exploration projects and determined that it should record impairment charges of: (i) $46,000 against the Cruce Property mineral exploration rights; and (ii) $75,000 against the L.G. Property mineral exploration rights.

Note 7 – Advances from Shareholder

During the nine months ended June 30, 2011, our CEO advanced $6,500 to the Company. This advance is non-interest bearing and payable on demand.

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

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

The Components of the APM discontinued operation are:

	Nine months ended June 30, 2010*	Exploration Stage January 16, 2006 through June 30, 2011

EXPENSES:
Exploration expenses	-	17,573
Salaries & wages	9,814	57,224
Professional and consultant fees	-	1,996
Administrative expenses	1,910	29,257
Total expenses	$11,724	$106,050

Net loss from operations	$(11,724)	$(106,050)
Interest expense	(3,228)	(6,882)
Total	(14,952)	(112,932)

As recorded in our financial statements for the year ended September 30, 2010, the sale of APM also resulted in a non-cash gain of $97,920 due to the assumption of debt by the third party. This has been recorded in these statements as a gain on sale of subsidiary in discontinued operations.

*(The nine month period ended June 30, 2010 is presented here to report the discontinued operations components for that period. The nine month period ended June 30, 2011 is not presented because the APM subsidiary was sold on September 27, 2010 and is not part of the financial statements for the current nine month period.)

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

Operational Developments During the Quarter Ended June 30, 2011

Private Placement initiative:
As at June 30, 2011, the Company had received subscription deposits of $106,000 relating to a private placement initiative. At the balance sheet date of June 30, 2011, the Company had not issued shares relating to this private placement and the share balances were recorded as shares subscribed but not issued.

Director and Officer change:
Subsequent to the end of the nine month period ended June 30, 2011, on July 20, 2011 Mr. Stephen Sutorius resigned his positions as Director, and Secretary & Treasurer of the Company. Mr. Sutorius resigned for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices. Effective July 20, 2011, Mr. Alan Muller was appointed to the position of Secretary & Treasurer of the Company.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Gryphon during the three and nine month periods ended June 30, 2011 and June 30, 2010 and the Exploration Stage Period of January 16, 2006 to December 30, 2010 (the “Exploration Stage”).

Revenues

Gryphon did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into five categories:

-  Exploration Expenses
-  Professional and Consultant Fees
-  Administrative Expenses
-  Investor Relations
-  Mineral Properties Impairment

Exploration Expenses
Exploration expenses for the three and nine month periods ended June 30, 2011 totaled $17,190 and $102,124 respectively compared to $nil and $nil respectively for the three and nine month periods ended June 30, 2010. Expenses for the Exploration Stage totaled $143,655. During the current period, these expenses were primarily comprised of geologist fees, geological contractor expenses, and costs for mineral rights applications to the Arizona State Land Department, United States Bureau of Land Management and various county Recorders in Arizona. We predict the level of these expenses will increase modestly during the balance of fiscal 2011.

Professional and Consultant Fees
Professional & consultant Fees are comprised of fees paid to our two officers and directors, and for work performed by accounting, audit and legal professionals. During the three and nine month periods ended June 30, 2011 these fees totaled $18,550 and $61,560 respectively compared with $14,588 and $21,546 respectively for the three and nine month periods ended June 30, 2010. For the Exploration Stage, these costs totaled $195,908. We anticipate Professional & Consultant Fees to remain at current levels during the balance of the 2011 fiscal year as we continue with our exploration initiatives in Arizona.

Administrative Expenses
Administrative expenses were $3,913 and $16,744 respectively for the three and nine month periods ended June 30, 2011 compared with $3,673 and $9,256 respectively during the three and nine month periods ended June 30, 2010. For the Exploration Stage, administrative expenses totaled $49,723. These expenses are composed of Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will remain at current levels during the balance of fiscal 2011.

Investor Relations
Investor relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and nine month periods ended June 30, 2011, these expenses totaled $nil and $19,565 respectively versus $495 and $1,110 respectively for the three and nine month periods ended June 30, 2010. For the Exploration Stage, Investor Relations expenses totaled $28,828. We anticipate Investor Relations expenses will remain at current levels during the balance of fiscal 2011.

Mineral Properties Impairment
As required by generally accepted accounting principles, during the nine month period ended June 30, 2011 the Company undertook a review of the Company’s exploration projects and determined that it should record impairment charges of: (i) $46,000 against the Cruce Property mineral exploration rights; and (ii) $75,000 against the L.G. Property mineral exploration rights. Mineral properties impairment charges were $nil and $121,000 respectively for the three and nine month periods ended June 30, 2011 versus $nil and $nil respectively for the three and nine month periods ended June 30, 2010. Mineral impairment charges totaled $182,498 for the Exploration Stage.

Discontinued Operations
On September 27, 2010, we sold our entire shareholding in our former Turkish subsidiary APM to an unrelated third party and ceased all operations in Turkey.  The sale of APM resulted in a non-cash gain of $97,920 due to the elimination from the previously consolidated enterprise of the Company of debt APM owed to a third party.

Net (Loss)
We incurred net losses of $(39,653) and $(320,993) respectively for the three and nine month periods ended June 30, 2011. This compared with net losses of $(28,752) and $(51,098) for the same periods ended June 30, 2010. For the Exploration Stage, the Net Loss totaled $(682,882).

Liquidity and Capital Resources

Since the date of our incorporation, we have raised cash of $402,653 through private placements of our common shares; $118,846 through conversion of debt to shares; $106,000 through deposits for shares subscribed but not issued; and cash of $112,088 through advances from shareholders. As of June 30, 2011 we had cash on hand of $37,286 and a prepaid expenses balance of $11,521. We estimate we will need to attempt to raise additional funds during the coming twelve months and project we will be able to raise these funds through private placements of our common shares and/or advances from our CEO.

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

As of June 30, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the third quarter of the Company’s fiscal year ended September 30, 2011, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended June 30, 2011, the Company had a Net Loss of $(320,993). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

As at June 30, 2011, the Company had received subscription deposits of $106,000 relating to a private placement initiative. At the balance sheet date of June 30, 2011, the Company had not issued shares relating to this private placement and the share balances were recorded as shares subscribed but not issued. These shares will be issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

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

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(1)
3.3	Bylaws(1)
10.1	L.G. Property Purchase Agreement(2)
10.2	Amendment to L.G. Agreement
10.3	Cruce Property Purchase Agreement(3)
10.4	Cruce Agreement Addendum(4)
10.5	L.G. Agreement Amendment(4)
14.1	Code of Ethics(1)
31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed as an exhibit to our registration statement on Form SB-2 filed February 26, 2006 and incorporated herein by this reference
(2)  Filed as an exhibit to a Form 8-K filed July 22, 2010 and incorporated herein by this reference
(3)  Filed as an exhibit to a Form 8-K filed January 25, 2011 and incorporated herein by this reference
(4)  Filed as an exhibit to a Form 10-Q filed May 13, 2011 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRYPHON RESOURCES, INC.

/s/ Alan Muller
Alan Muller
President & CEO, CFO, PAO,
Secretary & Treasurer,
Director, and Board Chair

Dated: August 12, 2011