Form 10-K
period 2011-09-30
Gryphon Resources, Inc.
filed 2011-12-27
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

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

Based on the closing price on December 27, 2011 of $0.01, the aggregate market value of the 68,675,000 common shares held by non-affiliates was $686,750.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 117,425,000 Common shares were outstanding as of December 27, 2011.

Documents incorporated by reference: None

ii

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	1
ITEM 1B.	Unresolved Staff Comments	5
ITEM 2.	Properties	5
ITEM 3.	Legal Proceedings	10
ITEM 4.	[Removed and Reserved]	10

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	11
ITEM 6.	Selected Financial Data	13
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 8.	Financial Statements and Supplementary Data:	18
	Report of Independent Registered Public Accounting Firm	19
	Balance Sheets at September 30, 2011 and September 30, 2010	20
	Statements of Operations for the years ended September 30, 2011 and September 30, 2010 and the period from January 16, 2006 (date of inception) to September 30, 2011	21
	Statement of Stockholders’ Equity	22
	Statements of Cash Flows for the years ended September 30, 2011 and September 30, 2010 and the period from January 16, 2006 (date of inception) to September 30, 2011	23
	Supplemental Disclosure of Non-cash Investing and Financing Activities	24
	Notes to Financial Statements	25
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
ITEM 9A.	Controls and Procedures	37
ITEM 9B.	Other Information	38

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	39
ITEM 11.	Executive Compensation	43
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	45
ITEM 14.	Principal Accounting Fees and Services	45

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	47
SIGNATURES		47

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Gryphon Resources, Inc. was incorporated in the State of Nevada on January 16, 2006. We are a mineral exploration company and are exploring for gold, silver and copper-porphyry; and lithium on two different properties in Arizona, USA.

(Hereinafter Gryphon Resources, Inc. may herein be referred to: “Gryphon Resources”, “Gryphon”, “We”, “Us”, the “Registrant”, or the “Company”).

The Company’s common stock is traded in the Pink Sheets over-the-counter market under the symbol “GRYO”. Prior to our current fiscal year, our shares also traded on the Over-The-Counter Bulletin Board, but such listing ceased due to the failure of a primary market-maker to file an updated Form 15-2c11 to comply with FINRA guidelines related to minimum required trading activity.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended September 30, 2011, the Company incurred a net loss of $(353,621) and have incurred net losses since inception of $(661,509), net of a non-cash gain of $97,920. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the Pink Sheets over-the-counter market (‘Pink Sheets’) and "bid" and "asked" quotations regularly appear on the Pink Sheets under the symbol "GRYO". Prior to our current fiscal year, our shares also traded on the Over-The-Counter Bulletin Board, but such listing ceased due to the failure of a primary market-maker to file an updated Form 15-2c11 to comply with FINRA guidelines related to minimum required trading activity. There can be no assurance that the Company's common stock will trade at prices at or above its present level and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

The Company's success depends to a certain degree upon certain a key member of the management. This individual is a significant factor in the Company's growth and success. The loss of the service of current members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President & CEO, CFO, PAO, Secretary & Treasurer, Chair & Director of the Company, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

Due to cost considerations, the Company does not anticipate putting key man insurance in place in respect of its senior officer or personnel.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Summary
At September 30, 2011, the Company’s material property investments comprise: (i) an option to purchase certain mineral exploration rights to a property in south-central Arizona, USA, named the Cruce Property on which the Company is primarily exploring for gold, silver and copper-porphyry, all leases on which are currently in good standing; and (ii) an option to purchase certain mineral exploration rights to a property in south-eastern Arizona, USA, named the L.G. Property on which the Company is primarily exploring for lithium, of which the Company has let lapse approximately 90% of the leases thereunder.

As required by generally accepted accounting principles, during the year ended September 30, 2011, the Company determined its mineral property acquisition costs were impaired and recorded an impairment loss of $121,000. At present, the Company has no mineral property balances which are classified as assets under generally accepted accounting principles.

Cruce Map

CRUCE
PROJECT
Pinal Co., AZ
T. 8S., R. 14E.
1" ~ 1000'
Star
9
10
4046
3980
CONTACT
VOLCANICS
INTRUSIVE
ROAD
4001
4175T
Bloodsucker
Prospect
Ardmore
Mine
BLM
3943
brass cap
Mine
Shaft
HOT BOY MINE
Wash
EAST
Au ZONE
Adits
Prospect
3913
4122T
INTRUSIVE
WEST
Au ZONE
VOLCANICS
OXIDE Cu ZONE
BLM
PROPERTY BOUNDARY
16
15
STATE LEASE
Prospect
1/4 CORNER
brass cap
Horse
Foot
Wash
BLM
SOUTH
GOLD ZONE
VOLCANICS
INTRUSIVE
3870
brass cap
4051
PROPERTY BOUNDARY
Trans Line
CONTACT
21
BLM
3961
22
3865
WT
The Big
House

CRUCE PROPERTY

Cruce Property Area of Interest
The Cruce Property covers 560 acres and is located approximately 40 miles north of Tucson in south-central Arizona. The Cruce Agreement area of interest is composed of all lands within that area in the State of Arizona described as: Section 16, Township 8 South, Range 14 East, G&SR Mer., and three miles extended in each direction from the exterior boundaries of Section 16.

Cruce Property Agreement:
As executed on January 21, 2011 (the "Cruce Execution Date"') and amended on January 25, 2011, the Company entered into an option to purchase certain mineral exploration rights to a property in Arizona, USA, named the Cruce Property from two individuals (collectively the “Cruce Vendors”). The Cruce Vendors each owned a 50% interest in the mineral exploration rights to the Cruce Property and held the sole right, title and interest to the Cruce Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement (the “Cruce Agreement”), the Cruce Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in the Cruce Vendors’ rights to the Cruce Property, and the Company acquired an option to purchase the Cruce Vendors’ rights to the Cruce Property from the Cruce Vendors, upon the terms and conditions set forth in the Cruce Agreement, as amended (incorporated herein by reference as Exhibits 10.3 and 10.4).

To exercise the option included in the Cruce Agreement (the “Cruce Option”), the Company must: (i) pay the aggregate sum of $265,000 to the Cruce Vendors; (ii) incur an aggregate of at least $335,000 of exploration expenditures on the Cruce Property; and (iii) issue to the Cruce Vendors an aggregate of 2,600,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the Cruce Property), based on the following schedules:

(a)	Cash sums on or before the dates described below:
	(i)	$40,000 upon execution of the Letter of Intent regarding the Cruce Agreement (such payment which has been made)
	(ii)	$50,000 on or before November 30, 2011 (such payment which has not been made);
	(iii)	$75,000 on or before November 30, 2012;
	(iv)	$100,000 on or before November 30, 2013; and

(b)	Share issuances on or before the dates described below:
	(i)	100,000 shares upon execution of the Cruce Agreement (such issuance which has been made and was valued at $6,000);
	(ii)	100,000 shares on or before November 30, 2011 (such issuance which has subsequently been made and was valued at $1,000);
	(iii)	200,000 shares on or before November 30, 2012; and
	(iv)	200,000 shares on or before November 30, 2013.

Once the Company has paid the Cruce Option price in full, the Company will have exercised the Cruce Option and have acquired an undivided 100% right, title and interest in and to the Cruce Property, the Company will then be obligated to pay the following additional consideration:

(a)	2,000,000 restricted shares of Gryphon common stock;
(b)	a minimum annual royalty of $250,000 on or before November 30, 2014 and a minimum annual royalty of $250,000 every 12 months for each year that Gryphon holds the Cruce Property;
(c)	a 3% (three percent) Net Returns Royalty on all minerals actually produced and sold from the Cruce Property.

The parties also agreed that the Company will incur the following amounts on exploration expenditures on the Cruce Property:

(i)	$60,000 within 12 months following the Cruce Execution Date.
(ii)	an additional $75,000 on or before 24 months following the Cruce Execution Date;
(iii)	$100,000 on or before 36 months following the Cruce Execution Date; and
(iv)	$100,000 on or before 48 months following the Cruce Execution Date.

Upon the failure of the Company to deliver or spend the consideration comprising the Cruce Option price within the time periods set forth herein, the Cruce Agreement will terminate 30 days after the Cruce Vendors give the Company written notice of such failure (during which time the Company may deliver or spend the consideration overdue, and therefore maintain the Cruce Agreement in good standing). As of the date of these financial statements, the Company had made all shares payments currently due under the terms of Cruce Agreement and had expended the entire required amount of its first year work commitment. The Company met it first scheduled cash installment of $40,000 to the Cruce Vendors, but is currently late on its second scheduled cash installment of $50,000 which was due by November 30, 2011. The Cruce Vendors have not indicated they plan to give the Company any written notice which would cause a termination of the Cruce Agreement.

L.G. PROPERTY

L.G. Property Area of Interest
The L.G. Agreement area of interest is composed of all lands within that area in the State of Arizona described as: T5S, R23 and 24E; T6S, R23, 24 and 25E; T7S, R25 and 26E; R26 and 27E; T9S, R26 and 27E; R10S, R26 and 27E and Sections 15 through 22 and 27 through 35 in T5S, R25E; Sections 6, 7, and 8, 16 through 23, and 25 through 36 in T6S, R26E; Sections 1 through 6 and 10 through 12 in T7S, R23E; Sections 1 through 18 in T7S, R24E; Sections 3 through 9, 16 through 20, and 29 through 33 in T7S, R27E; Sections 1, 2, 11through 14, 24, 25, and 36 in T8S, R25E, G&SR Mer.

Subsequent to September 30, 2011, the Company did not make United States Bureau of Land Management ('BLM') property maintenance payments covering 10 lease sections on approximately 4091 acres and therefore these leases have lapsed. The Company had also previously let lapse one other BLM lease. These areas cover approximately 90% of the claim areas included in the L.G. Agreement. The Company is currently reviewing whether it will re-stake these claims in the future.

L.G.. Property Agreement
As executed on July 19, 2010 (the "'L.G. Execution Date") and amended on February 27, 2011, the Company entered into an option to purchase certain mineral exploration rights to a property in south-eastern Arizona, USA, named the L.G. Property from two individuals (collectively the “L.G. Vendors”). The Vendors each owned a 50% interest in the mineral exploration rights to the L.G. Property and held the sole right, title and interest to the L.G. Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement, as amended (the “L.G. Agreement”), the L.G. Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in the L.G. Vendors’ rights to the L.G. Property, and the Company acquired an option to purchase L.G. Vendors’ rights to the L.G. Property from the L.G. Vendors, upon the terms and conditions set forth in the L.G. Agreement, as amended (incorporated herein by reference as Exhibits 10.1 and 10.2).

To exercise the option included in the L.G. Agreement (the “L.G. Option”), the Company must: (i) pay the aggregate sum of $240,000 to the L.G. Vendors; (ii) incur an aggregate of at least $550,000 of exploration expenditures on the L.G. Property; and (iii) issue to the L.G. Vendors an aggregate of 1,000,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the L.G. Property), based on the following schedules:

(a)	Cash sums on or before the dates described below:
	(i)	$15,000 upon execution of the L.G. Agreement (such payment which has been made);
	(ii)	$15,000 on or before August 10, 2010 (such payment which has been made);
	(iii)	$50,000 on or before March 1, 2011 (such payment which has been made);
	(iv)	$60,000 on or before March 1, 2012; and
	(v)	$100,000 on or before March 1, 2013.

(b)	Share issuances on or before the dates described below:
	(i)	250,000 restricted common shares upon execution of the L.G. Agreement (such payment which has been made and was valued at $12,500);
	(ii)	250,000 restricted common shares on or before February 1, 2011 (such payment which has been made and was valued at $25,000);
	(iii)	250,000 restricted common shares on or before February 1, 2012; and
	(iv)	250,000 restricted common shares on or before February 1, 2013.

Once the Company has paid the L.G. Option price in full, the Company will have exercised the L.G. Option and have acquired an undivided 100% right, title and interest in and to the L.G. Property, the Company will then be obligated to pay the following additional consideration to the L.G. Vendors:

(a)	1,000,000 restricted shares of Gryphon common stock;
(b)	a minimum annual royalty of $150,000 on or before December 31, 2014 and a minimum annual royalty of $150,000 every 12 months for each year that Gryphon holds the L.G. Property;
(c)	a 5% (five percent) Gross Production Royalty on lithium minerals actually produced and sold from the L.G. Property; and
(d)	a 3-1/2% (three and one-half percent) Net Returns Royalty on all other minerals actually produced and sold from the L.G. Property.

The parties also agreed that the Company will incur the following amounts on exploration expenditures on the L.G. Property:

(i)	$50,000 within 12 months following the L.G. Execution Date;
(ii)	an additional $100,000 on or before 24 months following the L.G. Execution Date;
(iii)	$200,000 on or before 36 months following the L.G. Execution Date; and
(iv)	$200,000 on or before 48 months following the L.G. Execution Date.

Upon the failure of the Company to deliver or spend the consideration comprising the L.G. Option price within the time periods set forth herein, the L.G. Agreement will terminate 30 days after the L.G. Vendors give the Company written notice of such failure (during which time the Company may deliver or spend the consideration overdue, and therefore maintain the L.G. Agreement in good standing). As of the date of these financial statements, the Company had made all cash and shares payments currently due under the terms of L.G. Agreement, but had not expended the entire required amount of its first year work commitment. The L.G. Vendors have not indicated they plan to give the Company any written notice which would cause a termination of the L.G. Agreement.

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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the Pink Sheets over the counter market under the symbol: “GRYO.” Prior to our current fiscal year, our shares also traded on the Over-The-Counter Bulletin Board, but such listing ceased due to the failure of a primary market-maker to file an updated Form 15-2c11 to comply with FINRA guidelines related to minimum required trading activity.

The following table sets forth the range of high and low bid quotations for our common stock as reported by the Pink Sheets for each of the periods indicated. The market for our shares is limited, volatile and sporadic. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High Trade	Low Trade	Closing Trade(1)

FY2011:
December 31, 2010	$0.39	$0.01	$0.08
March 31, 2011	0.10	0.03	0.04
June 30, 2011	0.12	0.03	0.04
September 30, 2011	0.04	0.02	0.02

FY2010:
December 31, 2009	$2.00	$0.36	$0.51
March 31, 2010	0.51	0.05	0.05
June 30, 2010	0.05	0.05	0.05
September 30, 2010	0.26	0.01	0.26

FY2009:
December 31, 2008	$1.40	$0.50	$1.40
March 31, 2009	1.80	1.40	1.73
June 30, 2009	1.80	1.15	1.73
September 30, 2009	1.75	0.36	0.51

Notes:
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders

On December 27, 2011, there were 7 shareholders of record of the 117,425,000 shares outstanding of our common stock.

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

Recent Sales of Unregistered Securities

Subsequent to the year ended September 30, 2011, on December 8, 2011, the Company issued 100,000 shares of its common stock to Vendors of the Cruce Property. This transaction was valued at a board approved value of $0.01 per share for total deemed proceeds of $1,000. These shares are deemed "restricted" securities under the Securities Act and may not be sold or transferred other than pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

Subsequent to the year ended September 30, 2011, the Company issued 12,300,000 restricted common shares which included payment from the September 30, 2011 balance of $106,000 of Common Shares Subscribed But Not Issued shown on the September 30, 2011 balance sheet included in this Report; plus an additional $17,000 raised subsequent to year end. The total value of this private placement was $123,000 and represented the sale of 12,300,000 restricted common shares at a price of $0.01 per share. These shares were issued to offshore investors pursuant to Regulation S of the Securities Act of 1933, as amended, and the Company did not engage in any general solicitation or advertising regarding this offering.

ITEM 6.  SELECTED FINANCIAL DATA

	FISCAL 2011	FISCAL 2010	FISCAL 2009	FISCAL 2008	FISCAL 2007
	$	$	$	$	$
Operating Revenue:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	Nil	Nil
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	Nil	Nil
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	Nil	Nil
Full Year – Twelve Months to September 30th	Nil	Nil	Nil	Nil	Nil

Net Income/(Loss):
Quarter One - Three Months to December 31st	(109,196)	(4,445)	(15,991)	(7,981)	(12,772)
Quarter Two - Three Months to March 31st	(172,145)	(17,885)	(45,375)	(23,758)	(5,176)
Quarter Three- Three Months to June 30th	(39,653)	(28,752)	(27,074)	(25,334)	(11,500)
Full Year – Twelve Months to September 30th	(353,621)	(57,322)	(126,550)	(75,571)	(47,972)

Earnings/(Loss) per share:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	Nil	Nil
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	Nil	Nil
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	Nil	Nil
Full Year – Twelve Months to September 30th	Nil	Nil	Nil	Nil	(0.01)

Cash:
Quarter One - Three Months to December 31st	119,286	18,479	23,893	4,703	21,317
Quarter Two - Three Months to March 31st	27,469	35,457	11,918	11,126	17,860
Quarter Three- Three Months to June 30th	37,286	103,344	6,173	9,978	6,435
Full Year – Twelve Months to September 30th	7,073	10,252	1,572	33,895	11,208

Total assets:
Quarter One - Three Months to December 31st	123,594	20,192	28,797	24,244	49,914
Quarter Two - Three Months to March 31st	42,141	28,291	15,090	13,567	37,385
Quarter Three- Three Months to June 30th	48,807	119,017	15,079	12,751	25,582
Full Year – Twelve Months to September 30th	17,260	30,023	3,354	37,039	30,706

Total stockholders’ equity (deficit):
Quarter One - Three Months to December 31st	116,916	(203,527)	(88,507)	(4,746)	49,061
Quarter Two - Three Months to March 31st	30,651	(221,412)	(133,882)	(28,504)	32,309
Quarter Three- Three Months to June 30th	42,118	(95,270)	(160,957)	(53,838)	20,809
Full Year – Twelve Months to September 30th	9,491	29,852	(199,066)	(72,516)	3,235

Cash dividends per share:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	Nil	Nil
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	Nil	Nil
Quarter Three- Three Months to June 30th	Nil	Nil	Nil	Nil	Nil
Full Year – Twelve Months to September 30th	Nil	Nil	Nil	Nil	Nil

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

Operational Developments during Fiscal 2011

Summer Work Program:
During summer 2011, the Company conducted an active work program on it claims and expended $111,218 for exploration and mineral license fees. Exploration to date has not yielded economically viable probable or proven reserves of lithium, gold and silver, or copper porphyry and as of the date of these financial statements, the Company is engaged in a new private placement initiatives to raise funds to support corporate requirements and further exploration in the future.

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

Staff changes:
On July 20, 2011, Mr. Stephen Sutorius resigned his positions as a Director of the Company and as Secretary and Treasurer of the Company. Mr. Sutorius resigned for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices. In addition to his other duties Mr. Alan Muller assumed the position of Secretary and Treasurer concurrent with Mr. Sutorius' departure.

At the end of the summer exploration season, Mr. Nicholas Barr resigned from his role as our primary geologist so as to engage in other work opportunities, but has continued to provide support to the Company on an ad hoc basis.

Operational Developments subsequent to September 30, 2011 year end

Leases expiries:
Subsequent to September 30, 2011, the Company did not make United States Bureau of Land Management ('BLM') property maintenance payments covering 10 lease sections on approximately 4091 acres of its L.G. Property and therefore these leases have lapsed. The Company had also previously let lapse one other BLM lease on the L.G. Property. These areas cover approximately 90% of the claim areas included in the L.G. Agreement. The Company is currently reviewing whether it will re-stake these claims in the future.

$123,000 Private Placement:
On December 9, 2011, the Company completed a private placement totalling $123,000. This financing was based on the sale of 12,300,000 restricted common shares priced at US$0.01 per share and included application of $106,000 of funds which had been recorded on our balance sheet for the year ended September 30, 2011 as Shares Subscribed But Not Issued.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Gryphon during the years ended September 30, 2011 and September 30, 2010 and the Period January 16, 2006 (date of inception) to September 30, 2011 (the “Exploration Stage”).

Revenues

Gryphon did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into five categories:

-  Exploration Expenses
-  Professional and Consultant Fees
-  Administrative Expenses
-  Investor Relations
-  Mineral Properties Impairment

Exploration Expenses
Exploration expenses for the year ended September 30, 2011 totaled $111,218 compared to $32,422 for the year ended September 30, 2010. Expenses for the Exploration Stage totaled $152,749. During fiscal 2011, these expenses were primarily comprised of geologist fees, assays, and costs for mineral rights applications to the Arizona State Land Department and property rental fee deposits. We cannot predict what the level of these expenses will be during upcoming fiscal 2012.

Professional and Consultant Fees
Professional & consultant Fees are comprised of fees paid for officer and director fees, and for work performed by audit, legal and accounting professionals. During the year ended September 30, 2011 these fees totaled $81,321 compared with $41,944 for the year ended September 30, 2010. For the Exploration Stage, these costs totaled $215,669. We anticipate Professional & Consultant Fees to decrease during the upcoming fiscal year.

Administrative Expenses
Administrative expenses were $20,517 for the year ended September 30, 2011 compared with $11,559 during the year ended September 30, 2010. For the Exploration Stage, administrative expenses totaled $53,495. These expenses are composed of Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will remain at current levels during the upcoming fiscal year.

Investor Relations
Investor relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the year ended September 30, 2011, these expenses totaled $19,565 versus $4,610 for the year ended September 30, 2010. For the Exploration Stage, Investor Relations expenses totaled $28,828. We anticipate Investor Relations expenses will decrease during the upcoming fiscal year.

Mineral Properties Impairment
As required by generally accepted accounting principles, at year end date of September 30, 2011 the Company undertook a review of the Company’s exploration projects and affirmed an impairment charge of $121,000 which had been recorded during fiscal 2011 against its current year mineral property purchases. Mineral properties impairment charges were $42,500 for the year ended September 30, 2010 and totaled $182,498 for the Exploration Stage.

Discontinued Operations
On September 27, 2010, we sold our entire shareholding in our former Turkish subsidiary to an unrelated third party and ceased all operations in Turkey. The sale of the former subsidiary was recorded as a discontinued operation and resulted in: (i) a net loss from discontinued operations of $(16,577) for the year ended September 30, 2010 and $(112,932) in the Exploration Stage; and (ii) a non-cash gain of $97,920 in both the year ended September 30, 2010 and the Exploration Stage due to the elimination from the previously consolidated balance sheet of the Company of debt the former subsidiary had owed to a third party.

Net (Loss)
We incurred a net loss of $(353,621) for the twelve months ended September 30, 2011, compared with a net loss of $(57,322) for the same period ended September 30, 2010. For the Exploration Stage, the Net Loss totaled $(661,509).

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $508,654 though private placements of our common shares (including $106,000 recorded as Shares Subscribed But Note Issued in our financial statements for the year ended September 30, 2011); $112,088 through shareholder loans and advances; and $91,038 through loans from other parties.

As of September 30, 2011 we had cash on hand of $7,073 and a prepaid expenses balance of $10,187. We estimate we will need to attempt to raise additional funds during the coming twelve months and project we will be able to raise these funds through private placements of our common shares and/or shareholder loans from our CEO.

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

Employees

As of September 30, 2011, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management and will hire additional staff as needed.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	19

Financial Statements for the years ended September 30, 2011 and September 30, 2010 and for the period from January 16, 2006 (date of inception) to September 30, 2011:

Balance Sheets	20

Statements of Operations	21

Statement of Stockholders’ Equity (Deficit)	22

Statements of Cash Flows	23

Supplemental Disclosure of Non-cash Investing and Financing Activities	24

Notes to Financial Statements	25

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

To Board of Directors and
Stockholders of Gryphon Resources, Inc.
(an Exploration Stage Company)

We have audited the accompanying balance sheets of Gryphon Resources, Inc. (an Exploration Stage Company) (the Company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2011, and for the period January 16, 2006 (date of inception) to September 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Gryphon Resources, Inc. (an Exploration Stage Company) as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2011, and for the period January 16, 2006 to September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.

Madsen & Associates CPAs, Inc.
Salt Lake City, Utah
December 18, 2011

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Balance Sheets

	September 30, 2011	September 30, 2010
ASSETS

CURRENT ASSETS
Cash	$7,073	$10,252
Prepaid expenses	10,187	19,771
Total current assets	17,260	30,023

Total assets	$17,260	$30,023

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	1,269	171
Shareholder advances (Note 6)	6,500	-
Total current liabilities	$7,769	$171

Total liabilities	$7,769	$171

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 5, 9 and 10)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 400,000,000 shares par value $0.001 authorized, 105,025,000 and 96,775,000 issued and outstanding at September 30, 2011 and September 30, 2010 (Note 9)	105,025	96,775
Paid-in Capital	459,975	(32,775)
Common shares subscribed but not issued (Note 9)	106,000	273,740
Accumulated deficit in the exploration stage	(661,509)	(307,888)
Total stockholders’ equity (deficit)	9,491	29,852

Total liabilities and stockholders’ equity (deficit)	$17,260	$30,023

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statements of Operations

	Year ended September 30, 2011		Year ended September 30, 2010	January 16, 2006 (date of inception) through September 30, 2011

EXPENSES:
Exploration expenses		111,218	32,422	152,749
Professional and consultant fees		81,321	41,944	215,669
Administrative expenses		20,517	11,559	53,495
Investor relations		19,565	4,610	28,828
Mineral properties impairments (Notes 2, 4 and 5)		121,000	42,500	182,498
Total expenses		$353,621	$133,035	$633,239

Net loss from operations		$(353,621)	$(133,035)	$(633,239)
Other (Expense) Income:
Interest expense		—	(5,630)	(13,258)
Net loss from continuing operations		(353,621)	(138,665)	(646,497)

Discontinued Operations:
Net loss from discontinued operations (Note 8)		$—	$(16,577)	$(112,932)
Gain on Sale of Subsidiary (Note 8)		$—	$97,920	$97,920
Net (Loss)		$(353,621)	$(57,322)	$(661,509)
Less: Net Loss attributable to Non-Controlling Interest related to discontinued operations (Notes 2 and 8)		n/a	166	936
Equals: Net Loss attributable to Gryphon Resources, Inc. (Notes 2 and 8)		(353,621)	(57,156)	(660,573)

Loss per common share (Notes 2 and 8), basic and diluted from discontinued operations	$	n/a	$0.00
Loss per common share (Note 2), basic and diluted from continuing operations		$0.00	$0.00
Weighted average shares outstanding , basic and diluted (Notes 2 and 7)		102,845,412	96,575,684

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Paid-in Capital	Shares subscribed but not issued	Deficit Attributable to Non-Controlling Interest	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
Date of Inception January 16, 2006	—	$—	$—	$—	$—	$—	$—
Common shares issued for cash at $0.001 per share on January 27, 2006	48,750,000	$48,750	$(46,250)	$—	$—	$—	$2,500
Common shares issued for cash at $0.02 per share during the period ended September 30, 2006	47,775,000	$47,775	$1,225	$—	$—	$—	$49,000
Net loss for the period from January 16, 2006 (inception) to September 30, 2006	—	$—	$—	$—	$—	$(1,243)	$(1,243)
Balance, September 30, 2006	96,525,000	$96,525	$(45,025)	$—	$—	$(1,243)	$50,257
Net loss for year ended September 30, 2007	—	$—	$—	$—	$—	$(47,022)	$(47,022)
Balance, September 30, 2007	96,525,000	$96,525	$(45,025)	$—	$—	$(48,265)	$3,235
Net loss for year ended September 30, 2008	—	$—	$—	$—	$—	$(75,751)	$(75,751)
Balance, September 30, 2008	96,525,000	$96,525	$(45,025)	$—	$—	$(124,016)	$(72,516)
Net loss for year ended September 30, 2009	—	$—	$—	$—	$(770)	$(125,780)	$(126,550)
Balance, September 30, 2009	96,525,000	$96,525	$(45,025)	$—	$(770)	$(249,796)	$(199,066)
Common shares issued for mineral property acquisition payment at $0.05 per share on July 19, 2010	250,000	$250	$12,250	$—	$—	$—	$12,500
Shares subscribed but not issued at September 30, 2010	—	$—	$—	$273,740	$—	$—	$273,740
Non-controlling Interest earnings for fiscal 2010 prior to sale of subsidiary	—	$—	$—	$—	$(166)	$—	$(166)
Elimination of Non-Controlling Interest due to sale of subsidiary on September 27, 2010	—	$—	$—	$—	$936	$—	$936
Net loss for year ended September 30, 2010	—	$—	$—	$—	$—	$(57,322)	$(57,322)
Balance, September 30, 2010	96,775,000	$96,775	$(32,775)	$273,740	$—	$(307,888)	$29,852
Common shares issued for cash at $0.05 per share on November 18, 2010	6,400,000	$6,400	$313,600	$(273,740)	$—	$—	$46,260
Common shares issued for mineral property acquisition payment at $0.06 per share January 25, 2011	100,000	$100	$5,900	$—	$—	$—	$6,000
Common shares issued for cash at $0.10 per share on March 11, 2011	1,500,000	$1,500	$148,500	$—	$—	$—	$150,000
Common shares issued for mineral property acquisition payment at $0.10 per share on March 31, 2011	250,000	$250	$24,750	$—	$—	$—	$25,000
Shares subscribed but not issued at September 30, 2011	—	$—	$—	$106,000	$—	$—	$106,000
Net loss for year ended September 30, 2011	—	$—	$—	$—	$—	$(353,621)	$(353,621)
Balance, September 30, 2011	105,025,000	$105,025	$459,975	$106,000	$—	$(661,509)	$9,491

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statements of Cash Flows

	Year ended September 30, 2011	Year ended September 30, 2010	January 16, 2006 (date of inception) through September 30, 2011
Cash flows from operating activities:
Net Income (Loss) for period	$(353,621)	$(57,322)	$(661,509)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on sale of subsidiary	—	(97,920)	(97,920)
Accrued interest on shareholder loans	—	5,630	13,258
Accrued interest related to discontinued operation	—	4,854	6,882
Mineral property impairments	121,000	42,500	182,498
Net change in operating assets and liabilities:
Prepaid expenses	9,584	(17,989)	(10,187)
Accounts payable	1,098	(7,379)	1,269
Net cash provided (used) by operating activities	(221,939)	(127,626)	(565,709)

Cash flows from investing activities:
Purchase of mineral properties	(90,000)	(30,000)	(138,998)
Net cash provided by investing activities	(90,000)	(30,000)	(138,998)

Cash flows from financing activities:
Common shares issued for cash	196,260	—	402,654
Proceeds from common shares subscribed but not issued	106,000	154,894	106,000
Proceeds from loans related to discontinued operation	—	11,412	91,038
Proceeds from shareholder advances	6,500	—	112,088
Net cash provided by financing activities	308,760	166,306	711,780

Net increase (decrease) in cash	(3,179)	8,680	7,073

Cash, beginning of period	10,252	1,572	—

Cash, end of period	$7,073	$10,252	$7,073

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended September 30, 2011	Year ended September 30, 2010	January 16, 2006(inception) through September 30, 2011

Shares issued for mineral property acquisition	$31,000	$12,500	$43,500
Conversion of debt into common stock subscribed but not issued	$—	$118,846	$118,846

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Nature of Business and Operations

Gryphon Resources, Inc. is a mineral exploration enterprise which was incorporated in the State of Nevada on January 16, 2006. On April 28, 2008 we incorporated a subsidiary and conducted an exploration project through this subsidiary in Turkey until September 27, 2010, at which time it was sold to an unrelated third party. Activities of this former subsidiary are treated in these financial statements as a discontinued operation. Currently our activities include exploring for lithium; and gold and silver in Arizona, USA. Our fiscal year end is September 30th. (Hereinafter Gryphon Resources, Inc. may herein be referred to: “Gryphon Resources”, “Gryphon”, “We”, “Us”, the “Registrant”, or the “Company”).

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

Exploration Costs and Mineral Property Right Acquisitions

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930). An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

Non-Controlling Interest

As required by GAAP, the Balance Sheet; Statements of Operations; and Statement of Cash Flows of the financial statements for the prior year ended September 30, 2010 and the Exploration Stage Period from January 16, 2006 to September 30, 2011 include the allocation to ‘Non-Controlling Interest’ of a proportionate share of the Company’s discontinued operations net losses and related accounts which pertained to the 1% ownership interest in its former subsidiary which was not owned by the Company.

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

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formula is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current fiscal year results because the Company does not have an Option Plan and has not issued any stock options; nor equity securities equivalents such as warrants.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options; nor has it made any awards of stock, or stock equivalents.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

Estimated Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

GRYPHON RESOURCES, INC. .
(An Exploration Stage Company)

Notes to Financial Statements

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

Revenue Recognition

Revenue from the sale of precious and/or other metals and co-products will be recognized when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectability is reasonably assured. Revenue for precious metal bullion will be recognized at the time of delivery and transfer of title to counter-parties.

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
(An Exploration Stage Company)

Notes to Financial Statements

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment. The Company has no revenue to report from any customers.

As at year end September 30, 2011 the Company's assets with carrying value are located in the United States.

Advertising is expensed as it is incurred.

We did not have any off-balance sheet arrangements as at September 30, 2011, or September 30, 2010.

NOTE 3 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss of $(353,621) for the year ended September 30, 2011 and has accumulated net losses of $(661,509) since inception. Additionally the Company has had limited business operations, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During the year ended September 30, 2011, we addressed the going concern issue by raising cash of $302,260 through private placements of our common shares (including $196,260 through common share issuances and $106,000 through deposits toward future common share issuances); and $6,500 in non-interest bearing advances from our president. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

NOTE 4 – Impairment of Mineral Properties

During the year ended September 30, 2011, the Company determined its mineral property acquisition costs were impaired and recorded an impairment loss of $121,000.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 5 – Mineral Properties

L.G. Property
As executed on July 19, 2010 and amended on February 27, 2011, the Company entered into an option to purchase certain mineral exploration rights to a property in south-eastern Arizona, USA, named the L.G. Property from two individuals (collectively the “L.G. Vendors”). The Vendors each owned a 50% interest in the mineral exploration rights to the L.G. Property and held the sole right, title and interest to the L.G. Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement, as amended (the “L.G. Agreement”), the L.G. Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in the L.G. Vendors’ rights to the L.G. Property, and the Company acquired an option to purchase L.G. Vendors’ rights to the L.G. Property from the L.G. Vendors, upon the terms and conditions set forth in the L.G. Agreement, as amended (incorporated herein by reference as Exhibits 10.1 and 10.2).

To exercise the option included in the L.G. Agreement (the “L.G. Option”), the Company must: (i) pay the aggregate sum of $240,000 to the L.G. Vendors; (ii) incur an aggregate of at least $550,000 of exploration expenditures on the L.G. Property; and (iii) issue to the L.G. Vendors an aggregate of 1,000,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the L.G. Property), based on the following schedules:

(a)	Cash sums on or before the dates described below:
	(i)	$15,000 upon execution of the L.G. Agreement (such payment which has been made);
	(ii)	$15,000 on or before August 10, 2010 (such payment which has been made);
	(iii)	$50,000 on or before March 1, 2011 (such payment which has been made);
	(iv)	$60,000 on or before March 1, 2012; and
	(v)	$100,000 on or before March 1, 2013.

(b)	Share issuances on or before the dates described below:
	(i)	250,000 restricted common shares upon execution of the L.G. Agreement (such payment which has been made and was valued at $12,500);
	(ii)	250,000 restricted common shares on or before February 1, 2011 (such payment which has been made and was valued at $25,000);
	(iii)	250,000 restricted common shares on or before February 1, 2012; and
	(iv)	250,000 restricted common shares on or before February 1, 2013.

(c)	The parties also agreed that the Company will incur the following amounts on exploration expenditures on the L.G. Property:
	(i)	$50,000 within 12 months following the L.G. Execution Date;
	(ii)	an additional $100,000 on or before 24 months following the L.G. Execution Date;
	(iii)	$200,000 on or before 36 months following the L.G. Execution Date; and
	(iv)	$200,000 on or before 48 months following the L.G. Execution Date.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

Once the Company has paid the L.G. Option price in full, the Company will have exercised the L.G. Option and have acquired an undivided 100% right, title and interest in and to the L.G. Property, the Company will then be obligated to pay the following additional consideration to the L.G. Vendors:

(a)	1,000,000 restricted shares of Gryphon common stock;
(b)	a minimum annual royalty of $150,000 on or before December 31, 2014 and a minimum annual royalty of $150,000 every 12 months for each year that Gryphon holds the L.G. Property;
(c)	a 5% (five percent) Gross Production Royalty on lithium minerals actually produced and sold from the L.G. Property; and
(d)	a 3-1/2% (three and one-half percent) Net Returns Royalty on all other minerals actually produced and sold from the L.G. Property.

Upon the failure of the Company to deliver or spend the consideration comprising the L.G. Option price within the time periods set forth herein, the L.G. Agreement will terminate 30 days after the L.G. Vendors give the Company written notice of such failure (during which time the Company may deliver or spend the consideration overdue, and therefore maintain the L.G. Agreement in good standing). As of the date of these financial statements, the Company had made all cash and shares payments currently due under the terms of L.G. Agreement, but had not expended the entire required amount of its first year work commitment. The L.G. Vendors have not indicated they plan to give the Company any written notice which would cause a termination of the L.G. Agreement.

Cruce Property:
As executed on January 21, 2011 and amended on January 25, 2011, the Company entered into an option to purchase certain mineral exploration rights to a property in Arizona, USA, named the Cruce Property from two individuals (collectively the “Cruce Vendors”). The Cruce Vendors each owned a 50% interest in the mineral exploration rights to the Cruce Property and held the sole right, title and interest to the Cruce Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement (the “Cruce Agreement”), the Cruce Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in the Cruce Vendors’ rights to the Cruce Property, and the Company acquired an option to purchase the Cruce Vendors’ rights to the Cruce Property from the Cruce Vendors, upon the terms and conditions set forth in the Cruce Agreement, as amended (incorporated herein by reference as Exhibits 10.3 and 10.4).

To exercise the option included in the Cruce Agreement (the “Cruce Option”), the Company must: (i) pay the aggregate sum of $265,000 to the Cruce Vendors; (ii) incur an aggregate of at least $335,000 of exploration expenditures on the Cruce Property; and (iii) issue to the Cruce Vendors an aggregate of 2,600,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the Cruce Property), based on the following schedules:

(a)	Cash sums on or before the dates described below:
	(i)	$40,000 upon execution of the Letter of Intent regarding the Cruce Agreement (such payment which has been made)
	(ii)	$50,000 on or before November 30, 2011 (such payment which has not been made);
	(iii)	$75,000 on or before November 30, 2012;
	(iv)	$100,000 on or before November 30, 2013; and

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

(b)	Share issuances on or before the dates described below:
	(i)	100,000 shares upon execution of the Cruce Agreement (such issuance which has been made and was valued at $6,000);
	(ii)	100,000 shares on or before November 30, 2011 (such issuance which has been made and was valued at $1,000);
	(iii)	200,000 shares on or before November 30, 2012; and
	(iv)	200,000 shares on or before November 30, 2013.

(c)	The parties also agreed that the Company will incur the following amounts on exploration expenditures on the Cruce Property:
	(i)	$60,000 within 12 months following the Cruce Execution Date.
	(ii)	an additional $75,000 on or before 24 months following the Cruce Execution Date;
	(iii)	$100,000 on or before 36 months following the Cruce Execution Date; and
	(iv)	$100,000 on or before 48 months following the Cruce Execution Date.

Once the Company has paid the Cruce Option price in full, the Company will have exercised the Cruce Option and have acquired an undivided 100% right, title and interest in and to the Cruce Property, the Company will then be obligated to pay the following additional consideration:

(a)	2,000,000 restricted shares of Gryphon common stock;
(b)	a minimum annual royalty of $250,000 on or before November 30, 2014 and a minimum annual royalty of $250,000 every 12 months for each year that Gryphon holds the Cruce Property;
(c)	a 3% (three percent) Net Returns Royalty on all minerals actually produced and sold from the Cruce Property.

Upon the failure of the Company to deliver or spend the consideration comprising the Cruce Option price within the time periods set forth herein, the Cruce Agreement will terminate 30 days after the Cruce Vendors give the Company written notice of such failure (during which time the Company may deliver or spend the consideration overdue, and therefore maintain the Cruce Agreement in good standing). As of the date of these financial statements, the Company had made all shares payments currently due under the terms of Cruce Agreement and had expended the entire required amount of its first year work commitment. The Company met it first scheduled cash installment of $40,000 to the Cruce Vendors, but is currently late on its second scheduled cash installment of $50,000 which was due by November 30, 2011. The Cruce Vendors have not indicated they plan to give the Company any written notice which would cause a termination of the Cruce Agreement.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 6 – Related Party Transactions & Shareholder Advances

During the year ending September 30, 2011, related party transactions included payment of $28,354 in consulting fees and expense reimbursements to our CEO and an advance from our CEO of $6,500 to the Company. This advance is non-interest bearing and payable on demand.

NOTE 7 – Common shares and Common Shares Subscribed but Unissued

Common Shares

The Company’s common stock is traded on the Pink Sheets Over-The-Counter Markets under the symbol: GRYO.

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

Common Shares Subscribed but Unissued

At the balance sheet date of September 30, 2011, the Company had a balance of $106,000 related to private placement shares which had been subscribed but were not yet issued. The subscribers of these shares are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the Shares will be issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The shares will be deemed "restricted" securities under the Securities Act and may not be sold or transferred other than  pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

NOTE 8 – Discontinued Operation

On April 28, 2008 we incorporated a Turkish company (the “Former Subsidiary”) as a 99% owned subsidiary. The remaining balance of 1% of APM shares were held by our former CEO. In July, 2010, we re-focused our operations and began mineral exploration in Arizona, USA and on September 27, 2010, we sold our entire interest in the Former Subsidiary to an unrelated third party and ceased all operations in Turkey. The losses and cash flows of the Former Subsidiary have been presented as a discontinued operation in these financial statements. Prior year’s Statements of Operations, Equity and Cash Flows have been adjusted to reflect the effect of this discontinued operation. The sale of the Former Subsidiary also resulted in a non-cash gain of $97,920 due to the assumption of debt by the third party. This has been recorded in these statements as a gain on sale of subsidiary in discontinued operations.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 9 – Operating Leases

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

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$(1,243)	2026	$435	$(435)	$—
2007	$(47,972)	2027	$16,790	$(16,790)	$—
2008	$(75,571)	2028	$26,450	$(26,450)	$—
2009	$(125,780)	2029	$44,023	$(44,023)	$—
2010	$(57,322)	2029	$20,063	$(20,063)	$—
2011	$(353,621)	2029	$123,767	$(123,767)	$—
	$(661,509)		$231,528	$(231,528)	$—

The total valuation allowance for the year ended September 30, 2011 is $(231,528) which increased by $(123,767) for the year ended September 30, 2011.

NOTE 11 – Subsequent Events

Subsequent to the year ended September 30, 2011, regarding its November 30, 2011 contractual payment obligations under the Cruce Agreement: (i) the Company issued 100,000 shares to the Cruce Vendors at $0.01 per share for a total cost of $1,000; (ii) as of the date of these financial statements, the Company has not yet met the cash payment obligation of $50,000 which was owed to the Cruce Vendors on November 30, 2011.

Subsequent to the year ended September 30, 2011, the Company issued 12,300,000 restricted common shares which included payment from the September 30, 2011 balance of $106,000 of Common Shares Subscribed But Not Issued shown on the September 30, 2011 balance sheet included in these financial statements; plus an additional $17,000 raised subsequent to year end. The total value of this private placement was $123,000 and represented the sale of 12,300,000 restricted common shares at a price of $0.01 per share. These shares were issued to offshore investors pursuant to Regulation S of the Securities Act of 1933, as amended, and the Company did not engage in any general solicitation or advertising regarding this offering

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of September 30, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting
During the last quarter of the Company’s fiscal year ended September 30, 2011, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of September 30, 2011, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

Name	Age	Positions and Offices Held

Alan Muller	60	President & Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary & Treasurer, Director and Board Chair

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

Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year ended September 30, 2011.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended September 30, 2011, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics and Conduct

The Board approved a code of ethics and conduct which was filed as an exhibit to our registration statement on Form SB-2 filed February 26, 2006 and is incorporated herein by this reference.

Director Compensation

During the year ended September 30, 2011, there were no cash payments, nor stock or option grants made to any directors.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth information regarding the salaries and other compensation paid to our current executive officers in our most recent fiscal year ended September 30, 2011 and since inception:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards or SARs ($) (1)	Securities Underlying Options or SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)
Alan Muller President & CEO, CFO, PAO, Secretary & Treasurer	Fiscal 2011	28,000	Nil	Nil	Nil	Nil	Nil	Nil

Alan Muller President & CEO, CFO, PAO, Secretary & Treasurer	Fiscal 2010	15,000	Nil	Nil	Nil	Nil	Nil	Nil

(1)   SARs are “Stock Appreciation Rights”
(2)   LTIP’s are “Long-Term Incentive Plans”

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options or SAR’s (#)	Percentage of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

(no grants made)	Nil	-	-	-	-

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-end (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

(no grants made)	Nil	Nil	Nil	Nil	Nil	Nil

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

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Alan Muller 1313 East Maple Street, Suite 201-462 Bellingham, Washington, USA 98225	48,750,000	41.5%

Common Stock	Alden Worldwide, Inc. PH Plaza, 2000 Building 50th ST 16 FL Panama City, Panama	18,700,000	15.9%

Common Stock	All Included Persons as a Group	67,450,000	57.4%

(1) The denominator for this calculation is based on the 117,425,000 issued and outstanding shares of the Company.

The following table sets the beneficial ownership of the Company’s Common Stock by all directors and officers individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Alan Muller President & CEO, CFO, PAO, Secretary & Treasurer, Director and Board Chair 1313 East Maple Street, Suite 201-462 Bellingham, Washington, USA 98225	48,750,000	41.5%

Common Stock	All Directors & Officers as a Group	48,750,000	41.5%

(1) The denominator for this calculation is based on the 117,425,000 issued and outstanding shares of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending September 30, 2011 there were no related party transactions which exceeded $60,000 in value.

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

Audit Fees
The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, or services that are normally provded by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2011 – $13,500 – Madsen & Associates CPAs Inc.
2010 – $16,000 – Madsen & Associates CPAs Inc.

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2011 – $Nil – Madsen & Associates CPAs Inc.
2010 – $Nil – Madsen & Associates CPAs Inc.

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 – $Nil – Madsen & Associates CPAs Inc.
2010 – $Nil – Madsen & Associates CPAs Inc.

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 – $Nil – Madsen & Associates CPAs Inc.
2010 – $Nil – Madsen & Associates CPAs Inc.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	L.G. Property Purchase Agreement(2)
10.2	Amendment to L.G. Agreement(4)
10.3	Cruce Agreement(3)
10.4	Cruce Agreement Amendment(4)
14.1	Code of Ethics(1)
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to a registration statement on Form SB-2 filed February 26, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to a Form 8-K filed July 22, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to a Form 8-K filed January 25, 2011 and incorporated herein by this reference.
(4)	Filed as an exhibit to a Form 10-Q filed May 13, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GRYPHON RESOURCES, INC.

By:	/s/ Alan Muller
Alan Muller
President and Chief Executive Officer, Chief
Financial Officer, Principal Accounting Officer,
Secretary and Treasurer, Director and Board Chair

Dated: December 27, 2011

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Alan Muller
Alan Muller
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Secretary and Treasurer,
Director and Board Chair

Dated: December 27, 2011