Form 10-Q
period 2011-12-31
Gryphon Resources, Inc.
filed 2012-02-08
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2011

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

The issuer had 117,425,000 shares of common stock issued and outstanding as of February 8, 2012.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at December 31, 2011 (unaudited) and September 30, 2011 (audited)	1

Unaudited Statements of Operations for the three month periods ended December 31, 2011 and December 31, 2010 and the Exploration Stage Period of January 16, 2006 through December 31, 2011	2

Unaudited Statements of Cash Flows for the three month periods ended December 31, 2011 and December 31, 2010 and the Exploration Stage Period of January 16, 2006 through December 31, 2011	3

Unaudited Supplemental Disclosure of Non-cash Investing and Financing Activities for the three month periods ended December 31, 2011 and December 31, 2010 and the Exploration Stage Period of January 16, 2006 through December 31, 2011	4

Notes to Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II. Other Information	24

Item 1. Legal Proceedings	24

Item 1a. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. [Removed and Reserved]	28

Item 5. Other Information	28

Item 6. Exhibits	29

Signatures	29

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Balance Sheets

	December 31, 2011	September 30, 2011
ASSETS

CURRENT ASSETS
Cash	$8,560	$7,073
Prepaid expenses	3,438	10,187
Total current assets	11,998	17,260

Total assets	$11,998	$17,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,327	1,269
Shareholder advances (Note 6)	6,500	6,500
Total current liabilities	$7,827	$7,769

Total liabilities	$7,827	$7,769

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 5)	—	—

STOCKHOLDERS’ EQUITY
Common shares, 400,000,000 shares par value $0.001 authorized, 117,425,000 and 105,025,000 issued and outstanding at December 31, 2011 and September 30, 2011 (Note 7)	117,425	105,025
Paid-in Capital	571,575	459,975
Common shares subscribed but not issued (Note 7)	—	106,000
Accumulated deficit in the exploration stage	(684,829)	(661,509)
Total stockholders’ equity	4,171	9,491

Total liabilities and stockholders’ equity	$11,998	$17,260

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statements of Operations

	Three Months ended December 31, 2011		Three Months ended December 31, 2010		January 16, 2006 (date of inception) through December 31, 2011

EXPENSES:
Exploration expenses		1,000		28,113	153,749
Professional and consultant fees		17,564		20,550	233,233
Administrative expenses		3,561		6,818	57,056
Investor relations		195		13,715	29,023
Mineral properties impairments (Notes 2, 4 and 5)		1,000		40,000	183,498
Total expenses		$23,320		$109,196	$656,559

Net loss from operations		$(23,320)		$(109,196)	$(656,559)
Other (Expense) Income:
Interest expense		—		—	(13,258)
Net loss from continuing operations		(23,320)		(109,196)	(669,817)

Discontinued Operations:
Net loss from discontinued operations (Note 8)		$—		$—	$(112,932)
Gain on Sale of Subsidiary (Note 8)		$—		$—	$97,920
Net (Loss)		$(23,320)		$(109,196)	$(684,829)
Less: Net Loss attributable to Non-Controlling Interest related to discontinued operations (Notes 2 and 8)		n/a		n/a	936
Equals: Net Loss attributable to Gryphon Resources, Inc. (Notes 2 and 8)		(23,320)		(109,196)	(683,893)

Loss per common share (Note 2), basic and diluted	$	Nil	$	Nil

Weighted average shares outstanding , basic and diluted (Notes 2 and 7)		107,457,608		101,854,347

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Statements of Cash Flows

	Three Months ended December 31, 2011	Three Months ended December 31, 2010	January 16, 2006 (date of inception) through December 31, 2011
Cash flows from operating activities:
Net Income (Loss) for period	$(23,320)	$(109,196)	$(684,829)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on sale of subsidiary	—	—	(97,920)
Accrued interest on shareholder loans	—	—	13,258
Accrued interest related to discontinued operation	—	—	6,882
Mineral property impairments	1,000	40,000	183,498
Net change in operating assets and liabilities:
Prepaid expenses	6,749	15,463	(3,438)
Accounts payable	58	7	1,327
Net cash provided (used) by operating activities	(15,513)	(53,726)	(581,222)

Cash flows from investing activities:
Purchase of mineral properties	—	(40,000)	(138,998)
Net cash provided by investing activities	—	(40,000)	(138,998)

Cash flows from financing activities:
Common shares issued for cash	17,000	46,260	525,654
Proceeds from common shares subscribed but not issued	—	150,000	—
Proceeds from loans related to discontinued operation	—	—	91,038
Proceeds from shareholder advances	—	6,500	112,088
Net cash provided by financing activities	17,000	202,760	728,780

Net increase (decrease) in cash	1,487	109,034	8,560

Cash, beginning of period	7,073	10,252	—

Cash, end of period	$8,560	$119,286	$8,560

The accompanying notes to financial statements are an integral part of these financial statements

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Supplemental Disclosure of Non-cash Investing and Financing Activities

	Three Months ended December 31, 2011	Three Months ended December 31, 2010	January 16, 2006 (inception) through December 31, 2011

Shares issued for mineral property acquisition	$1,000	$—	$44,500
Conversion of debt into common stock subscribed but not issued	$—	$—	$118,846

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

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

Non-Controlling Interest

As required by GAAP, the Statement of Operations for the Exploration Stage Period from January 16, 2006 to December 31, 2011 include the allocation to ‘Non-Controlling Interest’ of a proportionate share of the Company’s discontinued operations net losses and related accounts which pertained to the 1% ownership interest in its former subsidiary which was not owned by the Company. This is an historic carryforward due to the extinguishment of any Non-Controlling Interest at the time of the sale of our subsidiary.

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

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formula is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current fiscal year results because the Company does not have an Option Plan and has not issued any stock options; nor equity security equivalents such as warrants.

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

The Company's financial instruments consist principally of cash, accounts payable, and shareholder advances. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2012 and 2011, none of which are expected to have a material effect on the financial statements of the Company.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 3 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss of $(23,320) for the three month period ended December 31, 2011 and has accumulated net losses of $(684,829) since inception. Additionally the Company has had limited business operations, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During the three month period ended December 31, 2011, we addressed the going concern issue by raising cash of $17,000 through a private placement of our common shares (the share issuance for this private placement also included $106,000 which had been carried on our balance sheet for the year ended September 30, 2011 as Common Shares Subscribed But Not Issued, for a total cash share issuance of $123,000). The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

NOTE 4 – Impairment of Mineral Properties

During the three month period ended December 31, 2011 as fulfillment of one of the payment installments for the Cruce Property, the Company made a share issuance of 100,000 shares which was valued at $0.01 per share for total deemed proceeds of $1,000. At quarter end December 31, 2011, the Company determined this portion of its mineral property acquisition costs should be impaired and recorded an impairment loss of $1,000.

NOTE 5 – Mineral Properties

L.G. Property
As executed on July 19, 2010 and amended on February 27, 2011, the Company entered into an option to purchase certain mineral exploration rights to a property in south-eastern Arizona, USA, named the L.G. Property from two individuals (collectively the “L.G. Vendors”). The Vendors each owned a 50% interest in the mineral exploration rights to the L.G. Property and held the sole right, title and interest to the L.G. Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement, as amended (the “L.G. Agreement”), the L.G. Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in the L.G. Vendors’ rights to the L.G. Property, and the Company acquired an option to purchase L.G. Vendors’ rights to the L.G. Property from the L.G. Vendors, upon the terms and conditions set forth in the L.G. Agreement, as amended.

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

NOTE 5 – Mineral Properties (continued)

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

If the Company fails to deliver or spend the consideration comprising the L.G. Option price within the time periods set forth herein, the L.G. Agreement will terminate 30 days after the L.G. Vendors give the Company written notice of such failure (during which time the Company may deliver or spend the consideration overdue, and therefore maintain the L.G. Agreement in good standing). As of the date of these financial statements, the Company had made all cash and shares payments currently due under the terms of L.G. Agreement, but had not expended the entire required amount of its first year work commitment. The L.G. Vendors have not indicated they plan to give the Company any written notice which would cause a termination of the L.G. Agreement.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 5 – Mineral Properties (continued)

Cruce Property:
As executed on January 21, 2011 and amended on January 25, 2011, the Company entered into an option to purchase certain mineral exploration rights to a property in Arizona, USA, named the Cruce Property from two individuals (collectively the “Cruce Vendors”). The Cruce Vendors each owned a 50% interest in the mineral exploration rights to the Cruce Property and held the sole right, title and interest to the Cruce Property exploration rights (subject to the rights and title of the State of Arizona), free and clear of all liens and encumbrances. Through the option agreement (the “Cruce Agreement”), the Cruce Vendors granted an exclusive option to the Company to purchase a 100% undivided right, title and interest in the Cruce Vendors’ rights to the Cruce Property, and the Company acquired an option to purchase the Cruce Vendors’ rights to the Cruce Property from the Cruce Vendors, upon the terms and conditions set forth in the Cruce Agreement, as amended.

To exercise the option included in the Cruce Agreement (the “Cruce Option”), the Company must: (i) pay the aggregate sum of $265,000 to the Cruce Vendors; (ii) incur an aggregate of at least $335,000 of exploration expenditures on the Cruce Property; and (iii) issue to the Cruce Vendors an aggregate of 2,600,000 restricted shares of common stock in Gryphon (or any public company created by Gryphon for the purpose of development of the Cruce Property), based on the following schedules:

(a)	Cash sums on or before the dates described below:
	(i)	$40,000 upon execution of the Letter of Intent regarding the Cruce Agreement (such payment which has been made);
	(ii)	$50,000 on or before November 30, 2011 (such payment which has not been made);
	(iii)	$75,000 on or before November 30, 2012;
	(iv)	$100,000 on or before November 30, 2013; and

(b)	Share issuances on or before the dates described below:
	(i)	100,000 shares upon execution of the Cruce Agreement (such issuance which has been made and was valued at $6,000);
	(ii)	100,000 shares on or before November 30, 2011 (such issuance which has been made and was valued at $1,000);
	(iii)	200,000 shares on or before November 30, 2012; and
	(iv)	200,000 shares on or before November 30, 2013.

(c)	The parties also agreed that the Company will incur the following amounts on exploration expenditures on the Cruce Property:
	(i)	$60,000 within 12 months following the Cruce Execution Date;
	(ii)	an additional $75,000 on or before 24 months following the Cruce Execution Date;
	(iii)	$100,000 on or before 36 months following the Cruce Execution Date; and
	(iv)	$100,000 on or before 48 months following the Cruce Execution Date.

Once the Company has paid the Cruce Option price in full, the Company will have exercised the Cruce Option and have acquired an undivided 100% right, title and interest in and to the Cruce Property, the Company will then be obligated to pay the following additional consideration:

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

(a)	2,000,000 restricted shares of Gryphon common stock;
(b)	a minimum annual royalty of $250,000 on or before November 30, 2014 and a minimum annual royalty of $250,000 every 12 months for each year that Gryphon holds the Cruce Property;
(c)	a 3% (three percent) Net Returns Royalty on all minerals actually produced and sold from the Cruce Property.

If the Company fails to deliver or spend the consideration comprising the Cruce Option price within the time periods set forth herein, the Cruce Agreement will terminate 30 days after the Cruce Vendors give the Company written notice of such failure (during which time the Company may deliver or spend the consideration overdue, and therefore maintain the Cruce Agreement in good standing). As of the date of these financial statements, the Company had made all shares payments currently due under the terms of Cruce Agreement and had expended the entire required amount of its first year work commitment. The Company met it first scheduled cash installment of $40,000 to the Cruce Vendors, but is currently late on its second scheduled cash installment of $50,000 which was due by November 30, 2011. The Cruce Vendors have not indicated they plan to give the Company any written notice which would cause a termination of the Cruce Agreement.

NOTE 6 – Related Party Transactions & Shareholder Advances

During the year ending December 31, 2011, related party transactions included payment of $28,354 in consulting fees and expense reimbursements to our CEO and an advance from our CEO of $6,500 to the Company. This advance is non-interest bearing and payable on demand.

There were no related party transactions for the three month period ended December 31, 2011.

NOTE 7 – Common shares and Common Shares Subscribed but Unissued

Common Shares

The Company’s common stock is traded on the Pink Sheets Over-The-Counter Market under the symbol: GRYO.

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

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

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

On November 18, 2010, the Company completed a private placement offering of its common stock which raised aggregate proceeds of US$320,000 ($118,846 of this amount was used to settle debt as of September 30, 2011; $154,894 of this amount was received in cash prior to September 30, 2011; $46,260 of this amount was received in cash during the quarter ended December 31, 2010). This offering was comprised of 6,400,000 restricted common shares at $0.05 per share and 6,400,000 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

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

On November 30, 2011, the Company issued 100,000 shares of its common stock as the second shares component installment payment to Vendors of the Cruce Property. This transaction was valued at a board approved value of $0.01 per share for total deemed proceeds of $1,000. These shares are deemed "restricted" securities under the Securities Act and may not be sold or transferred other than  pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

On December 14, 2011 the Company completed a private placement offering of its common stock which raised aggregate cash proceeds of US$123,000. This offering was comprised of 12,300,000 restricted common shares at $0.01 per share and 12,300,000 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering. The consideration paid for this private placement was comprised of $106,000 which was recorded in the Company's September 30, 2011 year-end Balance Sheet as Shares Subscribed But Not Issued, plus $17,000 cash received during the three month period ended December 31, 2011.

GRYPHON RESOURCES, INC.
(An Exploration Stage Company)

Notes to Financial Statements

Common Shares Subscribed but Unissued

At year-end Balance Sheet date of September 30, 2011, the Company had a balance of $106,000 related to private placement shares which had been subscribed but were not yet issued. As referenced above, this balance of $106,000 was added to $17,000 cash received during the three month period ended December 31, 2011to complete a private placement of 12,300,000 restricted common shares sold for $0.01 per share, for total consideration of $123,000.

NOTE 8 – Discontinued Operation

On April 28, 2008 we incorporated a Turkish company (the “Former Subsidiary”) as a 99% owned subsidiary. The remaining balance of 1% of the Former Subsidiary's shares were held by our former CEO. On September 27, 2010, we sold our entire interest in the Former Subsidiary to an unrelated third party and ceased all operations in Turkey. The losses and cash flows of the Former Subsidiary have been presented as a discontinued operation in these financial statements. Prior year’s Statements of Operations, Equity and Cash Flows have been adjusted to reflect the effect of this discontinued operation. The sale of the Former Subsidiary also resulted in a non-cash gain of $97,920 due to the assumption of debt by the third party. This has been recorded in these statements as a gain on sale of subsidiary in discontinued operations.

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

Overview

Gryphon Resources, Inc. (hereinafter Gryphon Resources, Inc. may herein be referred to: “Gryphon Resources”, “Gryphon”, “We”, “Us”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006. We are a mineral exploration company and are exploring for gold, silver and copper-porphyry; and lithium on two different properties in Arizona, USA. Our fiscal year end is September 30th. The Company’s common stock is traded in the Pink Sheets Over-The-Counter market under the symbol “GRYO”.

MINERAL PROPERTIES

Summary
At December 31, 2011, the Company’s material property investments comprise: (i) an option to purchase certain mineral exploration rights to a property in south-central Arizona, USA, named the Cruce Property on which the Company is primarily exploring for gold, silver and copper-porphyry, all leases on which are currently in good standing; and (ii) an option to purchase certain mineral exploration rights to a property in south-eastern Arizona, USA, named the L.G. Property on which the Company is primarily exploring for lithium, of which the Company has let lapse approximately 90% of the leases thereunder.

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

Once the Company has paid the Cruce Option price in full, the Company will have exercised the Cruce Option and have acquired an undivided 100% right, title and interest in and to the Cruce Property, the Company will then be obligated to pay the following additional consideration:

(a)	2,000,000 restricted shares of Gryphon common stock;
(b)	a minimum annual royalty of $250,000 on or before November 30, 2014 and a minimum annual royalty of $250,000 every 12 months for each year that Gryphon holds the Cruce Property;
(c)	a 3% (three percent) Net Returns Royalty on all minerals actually produced and sold from the Cruce Property.

The parties also agreed that the Company will incur the following amounts on exploration expenditures on the Cruce Property:

(a)	$60,000 within 12 months following the Cruce Execution Date.
(b)	an additional $75,000 on or before 24 months following the Cruce Execution Date;
(c)	$100,000 on or before 36 months following the Cruce Execution Date; and
(d)	$100,000 on or before 48 months following the Cruce Execution Date.

If the Company fails to deliver or spend the consideration comprising the Cruce Option price within the time periods set forth herein, the Cruce Agreement will terminate 30 days after the Cruce Vendors give the Company written notice of such failure (during which time the Company may deliver or spend the consideration overdue, and therefore maintain the Cruce Agreement in good standing). As of the date of these financial statements, the Company had made all shares payments currently due under the terms of Cruce Agreement and had expended the entire required amount of its first year work commitment. The Company met it first scheduled cash installment of $40,000 to the Cruce Vendors, but is currently late on its second scheduled cash installment of $50,000 which was due by November 30, 2011. The Cruce Vendors have not indicated they plan to give the Company any written notice which would cause a termination of the Cruce Agreement.

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

During the three month period ended December 31, 2011, the Company did not make United States Bureau of Land Management ('BLM') property maintenance payments covering 10 lease sections on approximately 4091 acres and therefore these leases have lapsed. The Company had also previously let lapse one other BLM lease. These areas cover approximately 90% of the claim areas included in the L.G. Agreement. The Company is currently reviewing whether it will re-stake these claims in the future.

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

If the Company fails to deliver or spend the consideration comprising the L.G. Option price within the time periods set forth herein, the L.G. Agreement will terminate 30 days after the L.G. Vendors give the Company written notice of such failure (during which time the Company may deliver or spend the consideration overdue, and therefore maintain the L.G. Agreement in good standing). As of the date of these financial statements, the Company had made all cash and shares payments currently due under the terms of L.G. Agreement, but had not expended the entire required amount of its first year work commitment. The L.G. Vendors have not indicated they plan to give the Company any written notice which would cause a termination of the L.G. Agreement.

Operational Developments During the Quarter Ended December 31, 2011

Leases expiries:
During the three month period ended December 31, 2011, the Company did not make United States Bureau of Land Management ('BLM') property maintenance payments covering 10 lease sections on approximately 4091 acres of its L.G. Property and therefore these leases have lapsed. The Company had also previously let lapse one other BLM lease on the L.G. Property. These areas cover approximately 90% of the claim areas included in the L.G. Agreement. The Company is currently reviewing whether it will re-stake these claims in the future and is currently re-evaluating its overall exploration programs.

Private Placement initiative:
On December 14, 2011, the Company completed a private placement totalling $123,000. This financing was based on the sale of 12,300,000 restricted common shares priced at US$0.01 per share and included application of $106,000 of funds which had been recorded on our Balance Sheet for the year ended September 30, 2011 as Shares Subscribed But Not Issued.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Gryphon during the three month periods ended December 31, 2011 and December 31, 2010 and the Exploration Stage Period of January 16, 2006 to December 30, 2011 (the “Exploration Stage”).

Revenues

Gryphon did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into five categories:

- Exploration Expenses
- Professional and Consultant Fees
- Administrative Expenses
- Investor Relations
- Mineral Properties Impairments

Exploration Expenses
Exploration expenses for the three month period ended December 31, 2011 totaled $1,000 compared to $28,113 for the three month period ended December 31, 2010. Expenses for the Exploration Stage totaled $153,749. During the current period, these expenses were comprised of geologist fees. The comparative decrease in these expenses is due to our decreased exploration activity due to cash flow considerations. We predict the level of these expenses will decrease or remain at current levels during the balance of fiscal 2012.

Professional and Consultant Fees
Professional & consultant Fees include fees paid to our President and for work performed by accounting, audit and legal professionals. During the three month period ended December 31, 2011 these costs totaled $17,564 and were comprised primarily of costs for our annual fiscal 2011 audit. This compared with $20,550 during the same period ended December 31, 2010. For the Exploration Stage these costs totaled $233,233. We anticipate Professional & Consultant Fees to decrease moderately or remain at current levels during the balance of the 2012 fiscal year. Period over period, these costs decreased due to the reduction of fees paid to our President.

Administrative Expenses
Administrative expenses were $3,561 for the three month period ended December 31, 2011 compared with $6,818 for the three month period ended December 31, 2010. For the Exploration Stage, administrative expenses totaled $57,056. These expenses are composed of Edgar and XBRL agent filing fees, stock transfer agent fees and general office expenses. The current decrease in period over period expenses is attributable to the general reduction of our business activity. We anticipate Administrative Expenses will remain at current levels during the balance of fiscal 2012.

Investor Relations
Investor relations expenses include costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three month period ended December 31, 2011, these expenses totaled $195 and were comprised of press release system access fees. For the three month period ended December 31, 2010 the costs totaled $13,715. For the Exploration Stage, Investor Relations expenses totaled $29,023. The current period over period decrease is attributable to our reduced issuance of press releases. We anticipate Investor Relations expenses may increase or remain at current levels during the balance of fiscal 2012.

Mineral Properties Impairments
As required by generally accepted accounting principles, during the three month period ended December 31, 2011 the Company undertook a review of the Company’s exploration projects and determined it should record an impairment charge of $1,000 against the Cruce Property mineral exploration rights. This was based on the valuation of 100,000 shares issued at a price of $0.01 per share for total deemed consideration of $1,000. Comparative Mineral Properties Impairment costs were $40,000 for the three month period ended December 31, 2010 and $183,498 for the Exploration Stage. We anticipate Mineral Properties Impairment costs will increase during the balance of fiscal 2012.

Discontinued Operations
On September 27, 2010, the sale of our former subsidiary resulted in a non-cash gain of $97,920 due to the elimination from the previously consolidated enterprise of the Company of debt the former subsidiary owed to a third party. This non-cash gain is recorded in our Statement of Operations in the Exploration Stage Period along with the accumulated costs of $(112,932) related to the discontinued former subsidiary.

Net (Loss)
We incurred a net loss of $(23,320) for the three month period ended December 31, 2011 compared with a net loss of $(109,196) for the same period ended December 31, 2010. The comparative decrease in these expenses is due to our decreased exploration activity due to cash flow considerations. For the Exploration Stage, accumulated Net Losses totaled $(684,829). These losses translated to $nil per share and $nil per share respectively for the three month periods ended December 31, 2011 versus December 31, 2010.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised cash of $525,654 through private placements of our common shares (including debt conversions); and net cash of $112,088 through advances from shareholders. As of December 31, 2011 we had cash on hand of $8,560 and a prepaid expenses balance of $3,438. We estimate we will need to attempt to raise additional funds during the coming twelve months and will attempt to raise these funds through private placements of our common shares.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the current three month period ended December 31, 2011 of the Company’s fiscal year ended September 30, 2012, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended December 31, 2011, the Company had a Net Loss of $(23,320) and has accumulated Net Losses of $(684,829) since inception, net of a non-cash gain of $97,920. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the Pink Sheets over-the-counter market (‘Pink Sheets’) and "bid" and "asked" quotations regularly appear on the Pink Sheets under the symbol "GRYO". Our original public listing was on the Over-The-Counter Bulletin Board ("OTC-BB"), but such listing ceased due to the failure of a primary market-maker to file an updated Form 15-2c11 to comply with FINRA guidelines related to minimum required trading activity. There can be no assurance that the Company's common stock will trade at prices at or above its present level and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2011 the Company completed a private placement offering of its common stock which raised aggregate cash proceeds of US$123,000. This offering was comprised of 12,300,000 restricted common shares at $0.01 per share and 12,300,000 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and the Company did not engage in any general solicitation or advertising regarding this offering. The consideration paid for this private placement was comprised of $106,000 which was recorded in the Company's September 30, 2011 year-end Balance Sheet as Shares Subscribed But Not Issued, plus $17,000 cash received during the three month period ended December 31, 2011. Funds from this offering were expended on the Company's exploration initiatives and for audit costs. The current remaining balance is budgeted for ongoing administration costs.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(1)
3.3	Bylaws(1)
10.1	L.G. Property Purchase Agreement(2)
10.2	L.G. Agreement Amendment(4)
10.3	Cruce Property Purchase Agreement(3)
10.4	Cruce Agreement Addendum(4)
14.1	Code of Ethics(1)
31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: February 8, 2012