Form 10-K
period 2019-09-30
Gryphon Resources, Inc.
filed 2019-11-12
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

Commission File # 000-53371

Gryphon Resources, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	98-0465540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3512 Desert Mesa Road Roanoke, TX 76262
(Address of principal executive offices)

(315) 254-8553

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Based on the closing price on November 12, 2019 of $0.01, the aggregate market value of the 68,675,000 common shares held by non - affiliates was $686,750.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 267,675,000 Common shares were outstanding as of November 12, 2019.

Documents incorporated by reference: None

TABLE OF CONTENTS

GRYPHON RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

PART I

ITEM 1.  BUSINESS

Organizational History.

Gryphon Resources, Inc. (“Gryphon”, “We”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006 under the name Gryphon Oil & Gas, Inc. On March 22, 2007, our name was changed to Gryphon Resources, Inc. to more accurately reflect the nature of our operations. At the time of the filing of our initial registration statement on Form SB-2 with the Securities & Exchange Commission (the “SEC” or “Commission”) on or about April 25, 2007 our primary business focus was acquiring and exploring properties for the existence of commercially viable deposits of gold in Canada. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. (“APM”) as a 99% owned subsidiary. Thereafter, In July, 2010, we re-focused our operations and began mineral exploration in Arizona, USA and on September 27, 2010, sold our entire shareholdings in APM to an unrelated third party and ceased all operations in Turkey.  Thereafter focused on mineral exploration and continued exploring for gold, silver and copper-porphyry; and lithium on two different properties in the State of Arizona, USA. Following the filing of our Information Statement on May 15, 2009 with the Commission on DEF Schedule 14C, on May 26, 2009 we amended or Articles of Incorporation to increase our common stock from 100 million shares to 400 million shares, $0.001 par value, authorized for issuance. On May 3, 2012 prior management filed a termination of our registration statement on Form 15-12G pursuant to Rule 12g-4(a)1 and our termination went effective 90 days later on August 1, 2012 then on May 4, 2012 the Company was dissolved at the Nevada Secretary of State’s office and on August 28, 2018, its corporate charter was reinstated.   On February 21, 2018, one of the Company’s shareholders made a motion and application to be appointed as custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 6 years otherwise keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the shareholder’s request and the shareholder was appointed as custodian for the Company (“Custodian”). As Custodian of the Company, the shareholder was ordered to file an amendment to the Company’s articles of incorporation which was filed in conformity with N.R.S. 78.347(4) and the shareholder was ordered to have the Company’s charter reinstated in Nevada, to notice and hold a shareholder meeting; to provide a report to the Court of the actions taken at the shareholder meeting; to identify and name a new registered agent in the State of Nevada; to reinstate the Company in the State of Nevada and the Custodian is complying with the Court Order and will be filing a motion for termination of the Custodian which will be followed by an Order from the Court terminating the Custodian and acknowledging that the Custodian has complied with all of the requirements listed by the Court in its Order for Appointment. The Custodian was given the power and authority to take any action it deemed reasonable and for the benefit of the Company and its shareholders. A Copy of the Order Appointing the Custodian was furnished with the Registration Statement as Exhibit 99.1 filed on July 5, 2019.   The Company has since been seeking a merger target and has been evaluating various opportunities.

The Company’s year end is September 30, 2019.

Our Business

The Company is currently attempting to locate and negotiate with an eligible target company or companies and to acquire an interest in it/them by way of a share exchange or reverse merger. In addition to acquiring an interest in it/them, the Company may assist any such target company or companies with raising capital, as necessary, and offer such target(s) with managerial assistance as may be needed to help the combined enterprise to succeed.

Employees

As of the date of this Form 10K, September 30, 2019, we have no employees.

 ITEM 2. PROPERTIES

Our corporate office is located at 3512 Desert Mesa Road Roanoke, TX 76262. We are not currently charged rent to utilize this space.

ITEM 3. LEGAL PROCEEDINGS

On February 21, 2018, one of the Company’s shareholders made a motion and application to be appointed as custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 6 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the shareholder’s request and the shareholder was appointed as custodian for the Company (“Custodian”). As Custodian of the Company, the shareholder was ordered to file an amendment to the Company’s articles of incorporation which was filed in conformity with N.R.S. 78.347(4) and the shareholder was ordered to have the Company’s charter reinstated in Nevada, to notice and hold a shareholder meeting; to provide a report to the Court of the actions taken at the shareholder meeting; to identify and name a new registered agent in the State of Nevada; to reinstate the Company in the State of Nevada; and the Custodian. In addition to the aforementioned items set forth in the Order Appointing the Custodian, the Custodian was given the power and authority to take any action it deemed reasonable and for the benefit of the Company and its shareholders.  The Custodian is now in the process of meeting all of the requirements set forth in the Court Order and filing a motion to terminate its services.  Upon granting the motion, the Court will issue an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian. A Copy of the Order Appointing the Custodian was furnished with the Registration Statement filed on July 5, 2019

There were no other legal proceedings threatened or otherwise.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC PINK Exchange under the ticker symbol “GRYO” The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock (where the end of the quarter was on a weekend or holiday and in cases where there was otherwise no trading activity, the high and low prices nearest and prior to the date have been used):

FISCAL YEAR ENDED SEPTEMBER 30, 2018:	High	Low
December 31, 2017	$0.0022	$0.0017
March 31, 2018	$0.0040	$0.0040
June 30, 2018	$0.0031	$0.0031
September 30, 2018	$0.0048	$0.0038

FISCAL YEAR ENDED SEPTEMBER 30, 2019:
December 31, 2018	$0.0055	$0.0032
March 31, 2019	$0.0084	$0.0061
June 30, 2019	$0.0050	$0.0050
September 30, 2019	$0.0067	$0.0067

(b) Holders

As of November 12, 2019, there were approximately 8 holders of record of our common stock, not including holders who hold their shares in street name and as of the same date 47.899.925 shares are held in “street name,” largely from the Company’s initial registration.

(c) Dividends

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information

The Company does not currently have an equity compensation plan but intends to adopt one in the future. In lieu of an equity compensation plan the Company has granted shares of restricted stock to its officers, directors and others for services periodically and as part of some of the officers’ employment agreements.

(e) Information Related to Outstanding Shares

As of November 12, 2019 there were 267,675,000 shares of our common stock issued and outstanding.

All of our issued and outstanding common shares (of which 0 shares are owned by officers, directors) were issued  and have been paid for and held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act when the Company has been reporting for 1 year and has ceased being a “shell company” as defined by Rule 144(i).

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with the company (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable. Further, as a “shell company” holders of our restricted shares will not be able to sell those shares in reliance on Rule 144 until such time as the Company has ceased being a shell company, is a reporting company under the Securities Exchange Act of 1934, as amended and has filed all required reports for 12 consecutive months.

 Recent Sales of Unregistered Securities.

During the Company’s previous 2018 fiscal year ending September 30th, the Company had no sales of unregistered securities. In January 2019, the Company issued 150,000,000 shares in connection with the conversion of 3 convertible notes payable entered into with the Tourmeline Ventures, Inc., a company owned by the CEO and principal shareholder of the custodian for advances made by Tourmeline Ventures, Inc. bringing the Company in compliance with its filing obligations, consistent with the Court Order appointing the Custodian. The convertible notes payable bore simple interest at a rate of 10% per annum. As of the date that the notes were converted they represented $20,955 in principal such that together with interest of $206 the total purchase price for the aforementioned shares was $21,161; so the total consideration paid for the 150 million shares on conversion was $21,161 or $0.00141 per share. The shares were issued under the exemptions from registration based on Section 4(2) of the Securities Act of 1933, as amended as to the sale of the convertible notes as not being in a public offering and then on conversion, based on Section 3(a)9 of the Securities Act of 1933, as amended. In addition Tourmeline Ventures, Inc. advanced additional funds required by the Custodian for additional expenses of the Company as part of the expenses of the custodianship. These funds were advanced under four promissory notes that bear simple interest at 10% per annum and total $12,418.31. They were issued under Section 4(2) of the Securities Act of 1933, as amended, like the aforementioned 3 convertible promissory notes as they were not made in a public offering.

Note that due to the price differential between the conversion price on certain notes and the most recent market prices, the Company’s auditor required it to take one time non-cash charges deemed “beneficial conversions” despite the fact that no conversions had taken place.  This is simply an accounting convention designed to capture the expense to a Company for issuing shares below deemed market value, notwithstanding the fact that there was an extremely limited market for the Company’s common stock when the convertible notes were entered into and the fact that the shares were not actually issued at the time.

Description of Securities

The authorized capital stock of Gryphon Resources, Inc. consists of 400,000,000 shares of Common Stock, $0.001 par value per share (the “Common Stock”), As of November 12, 2019 there were 267,675,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

The following description of certain matters relating to Gryphon Resources, Inc. securities is a summary and is qualified in its entirety by the provisions of Gryphon Resources, Inc. Articles of Incorporation, the Amendments to the Articles of Incorporation and Bylaws.

Common Stock

The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. The holders of the common stock have the sole right to vote, except as otherwise provided by law, by our articles of incorporation, or in a statement by our board of directors in a Preferred Stock Designation.

In addition, such holders are entitled to receive ratably such dividends, if any, as may be declared from time to time by our board of directors out of legally available funds.

The holders of the common stock do not have cumulative voting rights or preemptive rights to acquire or subscribe for additional, unissued or treasury shares in accordance with the laws of the State of Nevada. Accordingly, the holders of more than 50 percent of the issued and outstanding shares of the common stock voting for the election of directors can elect all of the directors if they choose to do so, and in such event, the holders of the remaining shares of the common stock voting for the election of the directors will be unable to elect any person or persons to the board of directors. All outstanding shares of the common stock are fully paid and nonassessable.

The laws of the State of Nevada provide that the affirmative vote of a majority of the holders of the outstanding shares of our common stock and is required to authorize any amendment to our articles of incorporation, any merger or consolidation of Gryphon Resources, Inc. with any corporation, or any liquidation or disposition of any substantial assets of Gryphon Resources, Inc.

Preferred Stock

The Company has no authorized shares of Preferred Stock..

Options

The Company has not issued any options to purchase shares of its common stock, although it may establish a qualified option plan at some point in the future.

 ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Overview

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our financial statements and the accompanying notes to the financial statements included in this Form 10-K.

The MD&A is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Background

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire a new target company with attractive commercial opportunities.

No revenue has been generated by the Company. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to or invested in us by our stockholders, management or other investors.

 During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

Results of Operations

Years Ended September 30, 2019 and September 30, 2018

The professional fees were $16,641 and $17,489, in the years ended September 30, 2019 and September 30, 2018, respectively. This was due to an increase in business operations in 2018 as the Company prepared to meet reporting obligations in filing a Form 10 as well as bringing its obligations current. General & Administrative expenses were $3,768 and $7,605 for the years ended September 30, 2019 and September 30, 2018, respectively.

Interest expense of $15,755 for the year ended September 30, 2019 was primarily related to a $15,000 beneficial conversion feature for a convertible note payable that the Company issued and accrued interest on the note. In October 2018 and January 2019 we received funding from issuing $5,000 and $10,000 respectively, in convertible notes payable to a legal custodian of the company. The notes bear interest at an annual rate of 10% and are convertible to common shares of the Company at $0.0001 per share. As of September 30, 2019, these notes have been converted in to common stock and $0 of the principal balance and $0 in accrued interest remain outstanding. Interest expense of $755 for year ended September 30, 2019 was related to accrued interest on promissory notes. In 2019 we received funding from issuing $12,148, in notes payable to a legal custodian of the company. The notes bear interest at an annual rate of 10% and are payable upon demand. As of June 30, 2019, $12,148 of the principal balance and $202 in accrued interest remained outstanding on the notes payable.

For the year ended September 30, 2019, $549 of the principal balance and accrued interest remained outstanding on the notes payable. In connection with the above notes, the Company recognized a beneficial conversion feature of $15,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019.

Net cash used in operating activities was $33,004 for the year ended September 30, 2019, compared to net cash used in operating activities of $5,955 for the previous year ended September 30, 2018. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities

Liquidity and Capital Resources

Years Ended September 30, 2019 and September 30, 2018

As of the year ended September 30, 2019, we had an accumulated deficit of $752,042 and cash and cash equivalents of $0. In the year ended September 30, 2018, we had an accumulated deficit of $715,878 and cash and cash equivalents of $0.

In September 2018 – September 2019, the Company incurred a related party payable in the amount of $5,500 to an entity related to the legal custodian of the Company for professional fees. As of September 30, 2019, $4,000 of this balance was converted into a promissory note payable, bearing interest at an annual rate of 10% and $1,500 remains outstanding.

In September 30, 2018 the Company issued $5,955 in convertible note payable to an entity related to the legal custodian of the Company. This notes bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. In connection with the above note, the Company recognized a beneficial conversion feature of $5,955, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2018. As of September 30, 2019, this note has been converted and $0 of the principal balance and $0 accrued interest is outstanding on the note payable.

In December 2018, the Company issued $5,000 in convertible notes payable to an entity related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. In connection with the above note, the Company recognized a beneficial conversion feature of $5,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of September 30, 2019 this note has been converted and $0 of the principal balance and $0 accrued interest is outstanding on the note payable

In January 2019, the Company issued a $10,000 in a convertible note payable to an entity related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. In connection with the above note, the Company recognized a beneficial conversion feature of $10,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of September 30, 2019 this note has been converted and $0 is outstanding in principal and accrued interest.

In January 2019, 150,000,000 million shares were issued in exchange for the cancellations of debt, $21,161 in convertible notes payable and accrued interest to an entity related to the legal custodian of the Company.

In March 2019, the Company issued a $4,000 promissory note payable and a $2,794 promissory note payable to entities related to the legal custodian of the Company. These notes bear interest at an annual rate of 10% and are payable on demand.

In June 2019, the Company issued a $5,000 promissory note payable and a $354 promissory note payable to entities related to the legal custodian of the Company. These notes bear interest at an annual rate of 10% and are payable on demand.

In July 2019, the Company issued a $2,150 promissory note payable and a $354 promissory note payable to entities related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and are payable on demand.

Other Contractual Obligations

As of the year ended September 30, 2019, we do not have any contractual obligations other than the $17,798 in promissory notes payable to a legal custodian of the company and related accrued interest on these notes of $549.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to the Company, we have not identified any standards that we believe merit further discussion. We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our financial position, results of operations, or cash flows.

Going Concern

We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern .

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. In the previous two fiscal years ended September 30, 2019 and September 30, 2018 our expenses were $20,409 and $25,094 respectively, consisting primarily of professional fees, administrative expenses and filing fees.. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

The Company continues to rely on borrowings and financings either arranged by the Company’s President or through entities controlled by the President.  In the next 12 months we expect to incur expenses equal to approximately $20,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. While the Company is in a competitive market with a small number of business opportunities, through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, our management believes that there are opportunities for a business combination with firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

We have not established a specific timeline nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities will locate a business combination target. We expect that funds in the amount of approximately $20,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

ITEM 8.  FINANCIAL STATEMENTS AND SU PPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO

FINANCIAL STATEMENTS

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Gryphon Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gryphon Resources, Inc. (the “Company”) as of September 30, 2019 and 2018, the related statements of operations, stockholder’s deficit, and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the financial statements, the Company’s lack of revenues, accumulated deficit and inability to generate positive cash flows raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

November 12, 2019

Gryphon Resources , Inc.
BALANCE SHEETS
	September 30,	September 30,
	2019	2018
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$5,250	$16,139
Accounts Payable - Related Party	1,500	3,000
Interest Payable - Related Party	549	—
Notes Payable - Related Party	17,798	5,955

Total Current Liabilities	25,097	25,094

Total Liabilities	25,097	25,094

Stockholder's Deficit
Common Stock, par value $0.001,
400,000,000 shares Authorized, 267,675,000 shares Issued and
Outstanding at September 30, 2019 and 117,675,000 at September 30, 2018	267,675	117,675
Additional Paid-In Capital	459,270	573,109
Accumulated Deficit	(752,042)	(715,878)

Total Stockholder's Deficit	(25,097)	(25,094)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these audited financial statements

Gryphon Resources, Inc.
STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2019	2018

Revenues:	$—	$—

Expenses:
Professional fees	16,641	17,489
General and administrative expense	3,768	7,605
Total Operating Expenses	20,409	25,094

Operating Loss	(20,409)	(25,094)

Other Expense
Interest expense	15,755	5,955

Net Loss	$(36,164)	$(31,049)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	223,291,438	117,675,000

The accompanying notes are an integral part of these audited financial statements

Gryphon Resources, Inc.
STATEMENT OF STOCKHOLDERS' DEFICIT
	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance as of September 30, 2017	117,675,000	$117,675	$567,154	$(684,829)	$—

Beneficial Conversion Feature	—	—	5,955	—	5,955

Net Loss	—	—	—	(31,049)	(31,049)

Balance as of September 30, 2018	117,675,000	117,675	573,109	(715,878)	(25,094)

Beneficial Conversion Feature	—	—	15,000	—	15,000

Stock Issuance for Cancellation of Debt	150,000,000	150,000	(128,839)	—	21,161

Net Loss	—	—	—	(36,164)	(36,164)

Balance as of September 30, 2019	267,675,000	$267,675	$459,270	$(752,042)	$(25,097)

The accompanying notes are an integral part of these audited financial statements

Gryphon Rescources, Inc.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(36,164)	$(31,049)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefical Conversion Feature	15,000	5,955
Changes In:
Accounts Payable	(10,889)	16,139
Accounts Payable - Related Party	(1,500)	3,000
Interest Payable - Related Party	549	—
Net Cash Used in Operating Activities	(33,004)	(5,955)

CASH FLOWS FROM FINANCING
Proceeds from Note Payable - Related Party	33,004	5,955
Net Cash Provided by Financing Activities	33,004	5,955

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period		—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
150,000,000 shares of common stock were issued in exchange for a debt conversion of $21,161 due to a related party.

The accompanying notes are an integral part of these audited financial statements

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 1. Organization and Description of Business

The Company is not currently engaged in any business operations. It is, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $752,042 as of September 30, 2019, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

The Company’s ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. Management plans to identify commercial opportunities and to obtain necessary funding from outside sources. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. Based on the Company’s current level of expenditures, management believes that cash on hand is adequate to fund operations for at least the next twelve months.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from the estimates as additional information becomes known

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying value of cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 3.  Summary of Significant Accounting Policies (Continued)

Income Taxes (continued)

 The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2019 and 2018, the Company has not recorded any unrecognized tax benefits. See Note 6. Income Taxes.

Segment Reporting

The Company’s business currently operates in one segment.

Net Loss per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. See Note 4. Net Loss Per Share.

Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Note 4. Net Loss Per Share

During the years ended September 30, 2019 and 2018, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Related Party

 In September 2018 – September 2019, the Company incurred a related party payable in the amount of $5,500 to an entity related to the legal custodian of the Company for professional fees. As of September 30, 2019, $4,000 of this balance was converted into a promissory note payable, bearing interest at an annual rate of 10% and $1,500 remains outstanding.

In September 30, 2018 the Company issued $5,955 in convertible note payable to an entity related to the legal custodian of the Company. This notes bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. In connection with the above note, the Company recognized a beneficial conversion feature of $5,955, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2018. As of September 30, 2019, this note has been converted and $0 of the principal balance and $0 accrued interest is outstanding on the note payable.

In December 2018, the Company issued $5,000 in convertible notes payable to an entity related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. In connection with the above note, the Company recognized a beneficial conversion feature of $5,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of September 30, 2019 this note has been converted and $0 of the principal balance and $0 accrued interest is outstanding on the note payable

19

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 5. Related Party (continued)

In January 2019, the Company issued a $10,000 in a convertible note payable to an entity related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. In connection with the above note, the Company recognized a beneficial conversion feature of $10,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of September 30, 2019 this note has been converted and $0 is outstanding in principal and accrued interest.

In January 2019, 150,000,000 million shares were issued in exchange for the cancellations of debt, $21,161 in convertible notes payable and accrued interest to an entity related to the legal custodian of the Company.

In March 2019, the Company issued a $4,000 promissory note payable and a $2,794 promissory note payable to entities related to the legal custodian of the Company. These notes bear interest at an annual rate of 10% and are payable on demand.

In June 2019, the Company issued a $5,000 promissory note payable and a $354 promissory note payable to entities related to the legal custodian of the Company. These notes bear interest at an annual rate of 10% and are payable on demand.

In July 2019, the Company issued a $2,150 promissory note payable and a $354 promissory note payable to entities related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and are payable on demand.

As of the year ended September 30, 2019, the Company has $17,798 in promissory notes payable to a legal custodian of the company and related accrued interest on these notes of $549.

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at June 30, 2019 and September 30, 2018 are as follows:

	September 30, 2019	September 30, 2018
Deferred tax assets:
Net operating loss carryforwards	$157,667	$250,557

Total deferred tax assets	157,667	250,557

Less: valuation allowance	(157,667)	(250,557)

Net deferred tax asset	$—	$—

The net decrease in the valuation allowance for deferred tax assets was $92,890 for the year ended September 30, 2019, due to the decrease in tax rate under the Tax Cuts and Jobs Act of 2017. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at September 30, 2019 available to offset future federal taxable income, if any, of $752,043, which will fully expire by the fiscal year ended September 30, 2038.  Accordingly, there is no current tax expense for the year ended September 30, 2019 and 2018.

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 6. Income Taxes (continued)

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the year ended September 30, 2019 and 2018.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% and 34% for the year ended September 30, 2019 and 2018, respectively:

	Year Ended
	September 30,
	2019	2018

Income tax benefit at statutory rate	$7,594	$10,867
Change in valuation allowance	(7,594)	(10,867)
	$—	$—

The fiscal years 2012 through 2019 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

 On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. Upon enactment, the Company’s deferred tax asset and related valuation allowance decreased by $110,223 to $150,334. As the deferred tax asset is fully allowed for, this change in rates had no impact on the Company’s financial position or results of operations.

Note 7. Subsequent Events

None.

 ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9. A – CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer, Anthony Lombardo, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report August 31, 2018 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected.

As of September 30, 2019, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K on November 12, 2019 for the year ended September 30, 2019 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Boyle CPA, LLC, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Boyle CPA, LLC expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last (fourth) fiscal quarter as covered by this report on September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

 ITEM 9. B – OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OF FIC ERS, AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of September 30, 2019.

Name	Position	Age	Director Since
Anthony Lombardo*	Director	59	2018

*The address for Mr. Lombardo is 3512 Desert Mesa Road, Roanoke, TX 76262

Anthony Lombardo

Anthony Lombardo,   58, Serves as our sole member of the board of directors, Chief Executive Officer, Chief Financial Officer and Secretary.  He has served in these positions since being appointed by the Custodian following the judicial appointment of Custodial Management, LLC as the Company’s Custodian in February 2018. Prior to joining Gryphon Resources, Inc., from January 2018 until the present, Mr. Lombardo has served as the General Sales Manager in charge of selling pre-owned vehicles for Clebourne Auto Ranch. Prior to joining Clebourne Auto Ranch, from  January 1, 2015 through January 2018, he was in charge of day to day sales of used vehicles for Novak Motors where he managed a staff of 7 sales personnel and sold an average of 120-240 cars per month.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer. The following table sets forth information regarding our executive officers as of June 30, 2019

Name	Principal Occupation	Age	Officer Since
Anthony Lombardo	Chief Executive Officer, Chief Financial Officer and Secretary	59	2018

 Anthony Lombardo ’s biographical summary is included under “Our Board of Directors.”

The CEO of Custodial Management, LLC, Joseph Passalaqua appointed Mr. Lombardo to his positions with the Company. Mr. Passalaqua owned five General Motors dealerships and Mr. Lombardo had managed those dealerships for several years until they were sold in 2008. Mr. Passalaqua had maintained contact with Mr. Lombardo, knew him to be an exceptional manager and, as CEO of the Custodian, was looking for someone to manage the Company during and after the Custodial Management, LLC /Gryphon Resources, Inc. Judicial Proceedings were completed. Mr. Lombardo agreed and he was appointed to the Company’s board of directors and as its sole officer.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2019 and 2018

. Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Anthony Lombardo	2019	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, Chief Financial Officer, Secretary and Director)	2018	$0	$0	$0	$0	$0	$0	$0	$0

Employment Agreements

The Company does not have employment agreements with any of its officers or directors and there are no other employees.

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended September 30, 2018 and September 30, 2019.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

Compensation Committee Interlocks and Insider Participation

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2019, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

Beneficial Owner	Number of Shares Beneficially Owned	Percent
Alden Worldwide, Inc.[1]	18,700,000	6.98%
Allan Muller[2]	48,750,000	18.21%
Tourmeline Ventures, Inc.[3]	150,000,000	56.04%
Named Executive Officers and Directors:
Anthony Lombardo, Chief Executive Officer, Secretary and Director	0	0%
All executive officers and directors as a group (1 person)	0	0%

1.)	The beneficial owner of Alden Worldwide, Inc., neither Management nor the Custodian have been able to locate any natural person related to it including any of its beneficial owners. As part of its compliance with Nevada’s “Custodian Statute,” the Custodian sent a letter to the last known address which was PH Plaza, 2000 Building 50 th ST 16 FL, Panama City, Panama and the correspondence was returned unopened “return to sender.”

2.)	Alan Muller’s address is 46D Tohunga Crescent Parnell, Aukland, New Zealand 1052.

3.)	Tourmeline Ventures, Inc. is beneficially owned by Joseph Passalaqua. The company’s address is 1919 NW 19th St. Suite 3, Ft. Lauderdale, FL 33311.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In January 2019, the Company issued 150,000,000 shares in connection with the conversion of 3 convertible notes payable entered into with the Tourmeline Ventures, Inc., a company owned by the CEO and principal shareholder of the custodian for advances made by Tourmeline Ventures, Inc. bringing the Company in compliance with its filing obligations, consistent with the Court Order appointing the Custodian. The convertible notes payable bore simple interest at a rate of 10% per annum. As of the date that the notes were converted they represented $20,955 in principal such that together with interest of $206 the total purchase price for the aforementioned shares was $21,161; so the total consideration paid for the 150 million shares on conversion was $21,161 or $0.00141 per share. The shares were issued under the exemptions from registration based on Section 4(2) of the Securities Act of 1933, as amended as to the sale of the convertible notes as not being in a public offering and then on conversion, based on Section 3(a)9 of the Securities Act of 1933, as amended. In addition Tourmeline Ventures, Inc. advanced additional funds required by the Custodian for additional expenses of the Company as part of the expenses of the custodianship. These funds were advanced under four promissory notes that bear simple interest at 10% per annum and total $12,418.31. They were issued under Section 4(2) of the Securities Act of 1933, as amended, like the aforementioned 3 convertible promissory notes as they were not made in a public offering.

Other than as described herein, none of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than five percent of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in- laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Boyle CPA, LLC served as our independent registered public accounting firm to audit our financial statements for the fiscal years ended September 30, 2019 and September 30, 2018. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to Boyle CPA, LLC, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Boyle CPA during the years ended September 30, 2019 and September 30, 2018.

	Year Ended September 30,
	2019	2018
Audit fees	$1,500	$2,000
Tax fees	0	0
Total fees	$1,500	$2,000

Audit Fees

Audit fees for the years ended September 30, 2019 and 2018 consist of the aggregate fees billed by Boyle CPA for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended September 30, 2019 and 2018.

Audit-Related Fees

There were $1,500 audit-related fees billed by Boyle CPA in the year ended September 30, 2019 and $2,000 for the year ended September 30, 2018.

Tax Fees

Tax fees for the years ended September 30, 2019 and 2018 consist of the aggregate fees billed by Boyle CPA for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Boyle CPA for the years ended September 30, 2019 and 2018.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.  Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of September 30, 2019 and 2018
•	Consolidated Statement of Operations for the Years Ended September 30, 2019 and 2018
•	Consolidated Statement of Stockholders’ Deficit) for the Years Ended September 30, 2019 and 2018
•	Consolidated Statement of Cash Flows for the Years Ended September 30, 2019 and 2018
•	Notes to Consolidated Financial Statements

2.  Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3.  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GRYPHON RESOURCES, INC.

By:	/s/ Anthony Lombardo
Anthony Lombardo
President and Chief Executive Officer, Chief
Financial Officer, Principal Accounting Officer,
Secretary and Treasurer, Director and Board Chair

Dated: November 12, 2019

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Lombardo

Anthony Lombardo

President and Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer, Secretary and Treasurer,

Director and Board Chair

Dated: November 12, 2019