Form 10-Q
period 2019-12-31
Gryphon Resources, Inc.
filed 2020-02-11
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000 - 53371

GRYPHON RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0465540

 (IRS Employer Identification Number)

3512 Desert Mesa Road

Roanoke, TX 76262

(Address of principal executive offices)    (Zip Code)

(315) 254-8553

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes☐ No☒

The issuer had 267,675,000 shares of common stock issued and outstanding as of the quarter ended December 31, 2019 and the filing date of February 11, 2020.

GRYPHON RESOURCES, INC.

December 31, 2019

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

Gryphon Resources , Inc.
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2019	2019
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$1,000	$5,250
Accounts Payable - Related Party	2,000	1,500
Interest Payable - Related Party	910	549
Notes Payable - Related Party	25,045	17,798

Total Current Liabilities	28,955	25,097

Total Liabilities	28,955	25,097

Stockholder's Deficit
Common Stock, par value $0.001,
400,000,000 shares Authorized, 267,675,000 shares Issued and
Outstanding at December 31, 2019 and at September 30, 2019	267,675	267,675
Additional Paid-In Capital	459,270	459,270
Accumulated Deficit	(755,900)	(752,042)

Total Stockholder's Deficit	(28,955)	(25,097)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

Gryphon Resources, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 31,
	2019	2018

Revenues:	$—	$—

Expenses:
Professional fees	2,355	883
General and administrative expense	1,142	—
Total Operating Expenses	3,497	883

Operating Loss	(3,497)	(883)

Other Expense
Interest expense	361	5,206

Net Loss	$(3,858)	$(6,089)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	276,675,000	117,675,000

The accompanying notes are an integral part of these unaudited financial statements

Gryphon Rescources, Inc.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance as of September 30, 2019	267,675,000	$267,675	$459,270	$(752,042)	$(25,097)

Net Loss	—	—	—	(3,858)	(3,858)

Balance as of December 31, 2019	267,675,000	$267,675	$459,270	$(755,900)	$(28,955)

Balance as of September 30, 2018	117,675,000	$117,675	$573,109	$(715,878)	$(25,094)

Beneficial Conversion Feature	—	—	5,000	—	5,000

Net Loss	—	—	—	(6,089)	(6,089)

Balance as of December 31, 2018	117,675,000	$117,675	$578,109	$(721,967)	$(26,183)

The accompanying notes are an integral part of these unaudited financial statements

Gryphon Rescources, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(3,858)	$(6,089)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefical Conversion Feature	—	5,000
Changes In:
Accounts Payable	500	500
Accounts Payable - Related Party	(4,250)	(4,617)
Interest Payable - Related Party	361	206
Net Cash Used in Operating Activities	(7,247)	(5,000)

CASH FLOWS FROM FINANCING
Proceeds from Note Payable - Related Party	7,247	5,000
Net Cash Provided by Financing Activities	7,247	5,000

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None

The accompanying notes are an integral part of these unaudited financial statements

GRYPHON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

Note 1. Organization and Description of Business

The Company is not currently engaged in any business operations. It is, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $755,900 as of December 31, 2019, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements as of December 31, 2019, and for the three months ended December 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2019. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of December 31, 2019 and the results of operations for the three months ended December 31, 2019 and 2018 and cash flows for the three months ended December 31, 2019 and 2018. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

GRYPHON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2019 and 2018, the Company has not recorded any unrecognized tax benefits. See Note 6. Income Taxes.

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

 Note 4. Net Loss Per Share

During the three months ended December 31, 2019 and December 31, 2018, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Related Party

In September 2018 – December 31, 2019, the Company incurred a related party payable in the amount of $6,000 to an entity related to the legal custodian of the Company for professional fees. As of December 31, 2019, $4,000 of this balance was converted into a promissory note payable, bearing interest at an annual rate of 10% and $2,000 remains outstanding.

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

 GRYPHON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

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

In July 2019, the Company issued a $2,150 promissory note payable related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and are payable on demand.

In September 2019, the Company issued a $3,500 promissory note payable related to the legal custodian of the Company. This note is non- interest bearing and are payable on demand.

In December 2019, the Company issued a $7,247 promissory note payable related to the legal custodian of the Company. This note is non- interest bearing and are payable on demand.

As of the three months ended December 31, 2019, the Company has $25,045 in promissory notes payable to a legal custodian of the company and related accrued interest on these notes of $910.

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at December 31, 2019 and September 30, 2019 are as follows:

	December 31, 2019	September 30, 2019
Deferred tax assets:
Net operating loss carryforwards	$158,477	$157,667

Total deferred tax assets	158,477	157,667

Less: valuation allowance	(158,477)	(157,667)

Net deferred tax asset	$—	$—

GRYPHON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

The net increase in the valuation allowance for deferred tax assets was $810 for the three months ended December 31, 2019. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2019 available to offset future federal taxable income, if any, of $755,900.  Accordingly, there is no current tax expense for the three months ended December 31, 2019 and 2018.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the three months ended December 31, 2019 and 2018.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the three months ended December 31, 2019 and 2018, respectively:

	Three months Ended
	December 31,
	2019	2018

Income tax benefit at statutory rate	$810	$1,279
Change in valuation allowance	(810)	(1,279)
	$—	$—

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

Note 7. Subsequent Events

None.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10 - Q and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

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

Employees

As of the date of this Form 10Q, December 31, 2019, we have no employees.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2019 and December 31, 2018

The professional fees were $2,355 and $833, in the three months ended December 31, 2019 and December 31, respectively. This was due to an increase in business operations in 2019 to keep the Company’s reporting obligations current. General & Administrative expenses were $1,142 and $0 for the three months ended December 31, 2019 and December 31, 2018, respectively.

Interest expense of $5,206 for the three months ended December 31, 2018, was primarily related to a $5,000 beneficial conversion feature for a convertible note payable that the Company issued and accrued interest on the note. In October 2018 we received funding from issuing $5,000, in convertible notes payable to a legal custodian of the company. The note had an annual rate of 10% and was convertible to common shares of the Company at $0.0001 per share. As of the current date, this note has been converted.

Interest expense of $361 for three months ended December 31, 2019 was related to accrued interest on promissory notes. In the three months ended December 31, 2019 we received funding from issuing $7,247, in notes payable to a legal custodian of the company. The notes bear interest at an annual rate of 10% and are payable upon demand. As of December 31, 2019, $25,045 of the principal balance and $910 in accrued interest remained outstanding on multiple notes payable to a legal custodian of the company.

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

Net cash used in operating activities was $7,247 for the three months ended December 31, 2019, compared to net cash used in operating activities of $5,000 for the previous three months ended December 31, 2018. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities

Liquidity and Capital Resources

Three Months Ended December 31, 2019 and December 31, 2018

As of the three months ended December 31, 2019, we had an accumulated deficit of $755,900 and cash and cash equivalents of $0

As of the previous year ended September 30, 2019, we had an accumulated deficit of $752,042 and cash and cash equivalents of $0.

In September 2018 – December 31, 2019, the Company incurred a related party payable in the amount of $6,000 to an entity related to the legal custodian of the Company for professional fees. As of December 31, 2019, $4,000 of this balance was converted into a promissory note payable, bearing interest at an annual rate of 10% and $2,000 remains outstanding.

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

In July 2019, the Company issued a $2,150 promissory note payable to entities related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and is payable on demand.

In September 2019, the Company issued a $3,500 promissory note payable related to the legal custodian of the Company. This note is non- interest bearing and are payable on demand.

In December 2019, the Company issued a $7,247 promissory note payable related to the legal custodian of the Company. This note is non- interest bearing and are payable on demand.

As of the three months ended December 31, 2019, the Company has $25,045 in promissory notes payable to a legal custodian of the company and related accrued interest on these notes of $910.

Other Contractual Obligations

As of the three months ended December 31, 2019, we do not have any contractual obligations other than the $25,045 in promissory notes payable to a legal custodian of the company and related accrued interest on these notes of $910.

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

The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. In the previous two fiscal years ended September 30, 2019 and September 30, 2018 our expenses were $20,409 and $25,094 respectively, consisting primarily of professional fees, administrative expenses and filing fees. In the three months ended December 31, 2019, our expenses were $3,858, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Anthony Lombardo, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation Anthony Lombardo, our Chief Executive Officer and Chief Financial Officer concluded that as of the three months ended December 31, 2019 and the date of this filing February 11, 2020, our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error or all fraud and is not effective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

An investment in our shares is speculative and involves a high degree of risk. Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment. You should carefully consider the following factors as well as those set forth in our annual report on Form 10-K for the year ended September 30, 2019 and the other information contained herein before deciding to invest in our shares. Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above. The fact that some of the risk factors may be the same or similar to our past filings, means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. This report and statements that we may make from time to time may contain forward-looking information. There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUI TY SECURITIES AND USE OF PROCEEDS

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

 Description of Securities

The authorized capital stock of Gryphon Resources, Inc. consists of 400,000,000 shares of Common Stock, $0.001 par value per share (the “Common Stock”), As of January --, 2020 there were 267,675,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFTEY DISCLOSURES

N/A

ITEM 5. OTHER INFORMAION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: February 11, 2020

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Lombardo

Anthony Lombardo

President and Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer, Secretary and Treasurer,

Director

Dated: February 11, 2020