Form 10-Q
period 2020-03-31
Gryphon Resources, Inc.
filed 2020-05-14
CIK 1372954

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000 - 53371

GRYPHON RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0465540

 (IRS Employer Identification Number)

44709 Gwinnett Loop

Novi, MI 48377

(Address of principal executive offices)    (Zip Code)

475-217-6124

 (Registrant’s telephone no., including area code)

-i-

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

The issuer had 267,675,000 shares of common stock issued and outstanding as of the quarter ended March 31, 2020.

-ii-

GRYPHON RESOURCES, INC.

March 31, 2020

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

Gryphon Resources , Inc.
BALANCE SHEETS
(Unaudited)
	March 31,	September 30,
	2020	2019
ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$ 2,427	$ 5,250
Accounts Payable - Related Party	2,500	1,500
Interest Payable - Related Party	1,447	549
Notes Payable - Related Party	25,045	17,798

Total Current Liabilities	31,419	25,097

Total Liabilities	31,419	25,097

Stockholder's Deficit
Common Stock, par value $0.001,
400,000,000 shares Authorized, 267,675,000 shares Issued and
Outstanding at March 31, 2020 and at September 30, 2019	267,675	267,675
Additional Paid-In Capital	459,270	459,270
Accumulated Deficit	(758,364)	(752,042)

Total Stockholder's Deficit	(31,419)	(25,097)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

Gryphon Resources, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues:	$ -	$ -	$ -	$ -

Expenses:
Professional fees	1,517	11,125	3,872	12,008
General and administrative expense	410	1,083	1,552	1,083
Total Operating Expenses	1,927	12,208	5,424	13,091

Operating Loss	(1,927)	(12,208)	(5,424)	(13,091)

Other Expense
Interest expense	537	10,000	898	15,206

Net Loss	$ (2,464)	$ (22,208)	$ (6,322)	$ (28,297)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding	276,675,000	276,675,000	276,675,000	178,664,011

The accompanying notes are an integral part of these unaudited financial statements

Gryphon Resources, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (6,322)	$ (28,297)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefical Conversion Feature	-	15,000
Changes In:
Accounts Payable	(2,823)	(5,703)
Accounts Payable - Related Party	1,000	(3,000)
Interest Payable - Related Party	898	206
Net Cash Used in Operating Activities	(7,247)	(21,794)

CASH FLOWS FROM FINANCING
Proceeds from Note Payable - Related Party	7,247	21,794
Net Cash Provided by Financing Activities	7,247	21,794

Net (Decrease) Increase in Cash	-	-
Cash at Beginning of Period	-	-

Cash at End of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -
Franchise Taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None

The accompanying notes are an integral part of these unaudited financial statements

Gryphon Resources, Inc.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance as of September 30, 2019	267,675,000	$ 267,675	$ 459,270	$ (752,042)	$ (25,097)

Net Loss for the Three Months Ended December 31, 2019	-	-	-	(3,858)	(3,858)
Balance as of December 31, 2019	267,675,000	$ 267,675	$ 459,270	$ (755,900)	$ (28,955)

Net Loss for the Three Months Ended March 31, 2020	-	-	-	(2,464)	(2,464)

Balance as of March 31, 2020	267,675,000	$ 267,675	$ 459,270	$ (758,364)	$ (31,419)

Balance as of September 30, 2018	117,675,000	$ 117,675	$ 573,109	$ (715,878)	$ (25,094)

Beneficial Conversion Feature	-	-	5,000	-	5,000
Net Loss for the Three Months Ended December 31, 2018	-	-	-	(6,089)	(6,089)
Balance as of December 31, 2018	117,675,000	117,675	578,109	(721,967)	(26,183)

Beneficial Conversion Feature	-	-	10,000	-	10,000
Stock Issuance for the Cancellation of Debt	150,000,000	150,000	(128,839)		21,161
Net Loss for the Three Months Ended March 31, 2019	-	-	-	(22,208)	(22,208)

Balance as of March 31, 2019	267,675,000	$ 267,675	$ 459,270	$ (744,175)	$ (17,230)

The accompanying notes are an integral part of these unaudited financial statements

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 1. Organization and Description of Business

The Company is engaged in business in the real estate and financial services industries.

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $758,364 as of March 31, 2020, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2020, and for the six months ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2019. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2020 and the results of operations for the six months ended March 31, 2020 and 2019 and cash flows for the six months ended March 31, 2020 and 2019. The results of operations for the six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from the estimates as additional information becomes known

.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of six months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

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

Note 3.  Summary of Significant Accounting Policies (continued)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2020, and 2019, the Company has not recorded any unrecognized tax benefits. See Note 6. Income Taxes.

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

 Note 4. Net Loss Per Share

During the six months ended March 31, 2020 and March 31, 2019, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Related Party

From September 2018 – March 31, 2020, the Company incurred a related party payable in the amount of $6,500 to an entity related to the legal custodian of the Company for professional fees. On March 31, 2019, $4,000 of this balance was converted into a promissory note payable, bearing interest at an annual rate of 10% and $2,500 remains outstanding.

On September 30, 2018 the Company issued $5,955 in convertible note payable to an entity related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. In connection with the above note, the Company recognized a beneficial conversion feature of $5,955, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2018. As of September 30, 2019, this note has been converted and $0 of the principal balance and $0 accrued interest is outstanding on the note payable.

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

In January 2019, the Company issued a $10,000 in a convertible note payable to an entity related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. In connection with the above note, the Company recognized a beneficial conversion feature of $10,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of September 30, 2019, this note has been converted and $0 is outstanding in principal and accrued interest.

Note 5. Related Party (continued)

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

As of the six months ended March 31, 2020, the Company has $25,045 in promissory notes payable to a legal custodian of the company and related accrued interest on these notes of $1,447.

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets on March 31, 2020 and September 30, 2019 are as follows:

	March 31, 2020	September 30, 2019
Deferred tax assets:
Net operating loss carryforwards	$158,995	$157,667

Total deferred tax assets	158,995	157,667

Less: valuation allowance	(158,995)	(157,667)

Net deferred tax asset	$—	$—

Note 6. Income Taxes (continued)

The net increase in the valuation allowance for deferred tax assets was $810 for the six months ended March 31, 2020. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards on March 31, 2020 available to offset future federal taxable income, if any, of $758,364.  Accordingly, there is no current tax expense for the six months ended March 31, 2020 and 2019.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the six months ended March 31, 2020 and 2019.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the six months ended March 31, 2020 and 2019, respectively:

	Six months Ended
	March 31,
	2020	2019
Income tax benefit at statutory rate	$1,328	$5,942
Change in valuation allowance	(1,328)	(5,942)
	$-	$-

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

Note 7. Subsequent Events

On March 25, 2020, as a result of a private transaction, the control block of voting stock of Gryphon Resources, Inc. (the “Company”) represented by 142,500,000 shares of common stock [“Shares”] which is an ownership interest of approximately 53% has been transferred from Tourmeline Ventures, LLC [“Seller”] to Mr. Seong Y. Lee [“The Purchaser”].  The consideration for the shares was $0.0028 per share.  The source of cash consideration for the shares was personal funds of the Purchaser.  The officers and directors of the Company have not changed.

On April 15, 2020 the Board of Directors of Gryphon Resources, Inc. in accordance with the terms of that certain stock purchase agreement dated March 6, 2020 elected to increase the number of directors on its Board from one (1) to two (2). In addition, the Board voted to elect Mr. Seong Yeol Lee, the current majority owner of the Company’s outstanding shares of common stock, director and Chief Executive Officer to fill the created position.

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

Overview

Organizational History.

Gryphon Resources, Inc. (“Gryphon”, “We”, or the “Company”) was incorporated in the State of Nevada on January 16, 2006 under the name Gryphon Oil & Gas, Inc. On March 22, 2007, our name was changed to Gryphon Resources, Inc. to more accurately reflect the nature of our operations. At the time of the filing of our initial registration statement on Form SB-2 with the Securities & Exchange Commission (the “SEC” or “Commission”) on or about April 25, 2007 our primary business focus was acquiring and exploring properties for the existence of commercially viable deposits of gold in Canada. On April 28, 2008 we incorporated a Turkish company named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. (“APM”) as a 99% owned subsidiary. Thereafter, In July 2010, we re-focused our operations and began mineral exploration in Arizona, USA and on September 27, 2010, sold our entire shareholdings in APM to an unrelated third party and ceased all operations in Turkey.  Thereafter focused on mineral exploration and continued exploring for gold, silver and copper-porphyry; and lithium on two different properties in the State of Arizona, USA. Following the filing of our Information Statement on May 15, 2009 with the Commission on DEF Schedule 14C, on May 26, 2009 we amended or Articles of Incorporation to increase our common stock from 100 million shares to 400 million shares, $0.001 par value, authorized for issuance. On May 3, 2012 prior management filed a termination of our registration statement on Form 15-12G pursuant to Rule 12g-4(a)1 and our termination went effective 90 days later on August 1, 2012 then on May 4, 2012 the Company was dissolved at the Nevada Secretary of State’s office and on August 28, 2018, its corporate charter was reinstated.   On February 21, 2018, one of the Company’s shareholders made a motion and application to be appointed as custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 6 years otherwise keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the shareholder’s request and the shareholder was appointed as custodian for the Company (“Custodian”). As Custodian of the Company, the shareholder was ordered to file an amendment to the Company’s articles of incorporation which was filed in conformity with N.R.S. 78.347(4) and the shareholder was ordered to have the Company’s charter reinstated in Nevada, to notice and hold a shareholder meeting; to provide a report to the Court of the actions taken at the shareholder meeting; to identify and name a new registered agent in the State of Nevada; to reinstate the Company in the State of Nevada and the Custodian is complying with the Court Order and will be filing a motion for termination of the Custodian which will be followed by an Order from the Court terminating the Custodian and acknowledging that the Custodian has complied with all of the requirements listed by the Court in its Order for Appointment. The Custodian was given the power and authority to take any action it deemed reasonable and for the benefit of the Company and its shareholders. A Copy of the Order Appointing the Custodian was furnished with the Registration Statement as Exhibit 99.1 filed on July 5, 2019.   The Company has since been seeking a merger target and has been evaluating various opportunities.

The Company’s year-end is September 30, 2019.

Our Business

The Company is currently operating in the real estate and financial services industries.

Employees

As of the date of this Form 10Q, March 31, 2020, we have no employees.

RESULTS OF OPERATIONS

Three months Ended March 31, 2020 and March 31, 2019

The professional fees were $1,517 and $11,125, in the three months ended March 31, 2020 and March 31, 2019, respectively. This was due to an decrease in business operations in 2020. General & Administrative expenses were $410 and $1,083 for the three months ended March 31, 2020 and March 31, 2019, respectively.

The interest expense was $537 and $10,000, in the three months ended March 31, 2020 and March 31, 2019, respectively.

The interest expense for three months ended March 31, 2020 was related to accrued interest on promissory notes. In the three months ended March 31, 2020 we received funding from issuing $7,247, in notes payable to a legal custodian of the company. This note bear interest at an annual rate of 10% and is payable upon demand. As of March 31, 2019 there is $25,045 in principal and $1,447 in accrued interest in promissory notes.

The interest expense of $10,000 for the three months ended March 31, 2019, was related to a $10,000 beneficial conversion feature for convertible notes payable that the Company issued and accrued interest on the notes. In the three months ended March 31, 2019 we received funding from issuing $10,000, in convertible notes payable to a legal custodian of the company. The notes had an annual rate of 10% and were convertible to common shares of the Company at $0.0001 per share. For the year ended September 30, 2019 in connection with the above notes, the Company recognized a beneficial conversion feature of $15,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of the current date, this note has been converted.

Six months Ended March 31, 2020 and March 31, 2019

The professional fees were $3,872 and $12,008, in the six months ended March 31, 2020 and March 31, 2019, respectively. This was due to a decrease in business operations in 2020. General & Administrative expenses were $1,552 and $1,083 for the six months ended March 31, 2020 and March 31, 2019, respectively.

The interest expense was $898 and $15,206, in the six months ended March 31, 2020 and March 31, 2019, respectively.

The interest expense for six months ended March 31, 2020 was related to accrued interest on promissory notes. In the six months ended March 31, 2020 we received funding from issuing $7,247, in a note payable to a legal custodian of the company. This note bears interest at an annual rate of 10% and is payable upon demand. As of March 31, 2019 there is $25,045 in principal and $1,447 in accrued interest in promissory notes.

The interest expense of $15,206 for the six months ended March 31, 2019, was primarily related to a $15,000 beneficial conversion feature for convertible notes payable that the Company issued and accrued interest on the notes. The remaining amount of $206 was accrued interest on promissory notes to a legal custodian of the company.  In the six months ended March 31, 2019 we received funding from issuing $15,000, in convertible notes payable to a legal custodian of the company. The notes had an annual rate of 10% and were convertible to common shares of the Company at $0.0001 per share. For the year ended September 30, 2019 in connection with the above notes, the Company recognized a beneficial conversion feature of $15,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of the current date, these notes have been converted.

Net cash used in operating activities was $7,247 for the six months ended March 31, 2020, compared to net cash used in operating activities of $21,794 for the previous six months ended March 31, 2019. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities

Liquidity and Capital Resources

As of the six months ended March 31, 2020, we had an accumulated deficit of $758,364 and cash and cash equivalents of $0

As of the previous year ended September 30, 2019, we had an accumulated deficit of $752,042 and cash and cash equivalents of $0.

In September 2018 – March 31, 2020, the Company incurred a related party payable in the amount of $6,000 to an entity related to the legal custodian of the Company for professional fees. As of March 31, 2020, $4,000 of this balance was converted into a promissory note payable, bearing interest at an annual rate of 10% and $2,000 remains outstanding.

On September 30, 2018 the Company issued $5,955 in convertible note payable to an entity related to the legal custodian of the Company. This note bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. In connection with the above note, the Company recognized a beneficial conversion feature of $5,955, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2018. As of September 30, 2019, this note has been converted and $0 of the principal balance and $0 accrued interest is outstanding on the note payable.

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

As of the six months ended March 31, 2020, the Company has $25,045 in promissory notes payable to a legal custodian of the company and related accrued interest on these notes of $1,447.

Other Contractual Obligations

As of the six months ended March 31, 2020, we do not have any contractual obligations other than the $25,045 in promissory notes payable to a legal custodian of the company and related accrued interest on these notes of $1,447.

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

The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. In the previous two fiscal years ended September 30, 2019 and September 30, 2018 our expenses were $20,409 and $25,094 respectively, consisting primarily of professional fees, administrative expenses and filing fees. In the six months ended March 31, 2020, our expenses were $3,858, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

The Company continues to rely on borrowings and financings either arranged by the Company’s President or through entities controlled by the President.  In the next 12 months we expect to incur expenses equal to approximately $20,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements.

The effects of Covid -19 could impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is highly likely that our company will have issues relating to the current situation that need to be considered by management. There will be a wide range of factors to take into account in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020.

Our management, with the participation of our principal executive officer, and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, and principal financial officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure due to the following reasons:

1)	We have an inadequate number of administrative personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedures over our disclosures.
4)	Our management is relying on external consultants for purposes of preparing our financial reporting package.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Management has conducted, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2020, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUI TY SECURITIES AND USE OF PROCEEDS

During the Company’s previous 2018 fiscal year ending September 30th, the Company had no sales of unregistered securities. In January 2019, the Company issued 150,000,000 shares in connection with the conversion of 3 convertible notes payable entered into with the Tourmeline Ventures, Inc., a company owned by the CEO and principal shareholder of the custodian for advances made by Tourmeline Ventures, Inc. bringing the Company in compliance with its filing obligations, consistent with the Court Order appointing the Custodian. The convertible notes payable bore simple interest at a rate of 10% per annum. As of the date that the notes were converted they represented $20,955 in principal such that together with interest of $206 the total purchase price for the aforementioned shares was $21,161; so the total consideration paid for the 150 million shares on conversion was $21,161 or $0.00141 per share. The shares were issued under the exemptions from registration based on Section 4(2) of the Securities Act of 1933, as amended as to the sale of the convertible notes as not being in a public offering and then on conversion, based on Section 3(a)9 of the Securities Act of 1933, as amended. In addition, Tourmeline Ventures, Inc. advanced additional funds required by the Custodian for additional expenses of the Company as part of the expenses of the custodianship. These funds were advanced under four promissory notes that bear simple interest at 10% per annum and total $12,418.31. They were issued under Section 4(2) of the Securities Act of 1933, as amended, like the aforementioned 3 convertible promissory notes as they were not made in a public offering.

>On March 25, 2020, as a result of a private transaction, the control block of voting stock of Gryphon Resources, Inc. (the “Company”) represented by 142,500,000 shares of common stock [“Shares”] which is an ownership interest of approximately 53% has been transferred from Tourmeline Ventures, LLC [“Seller”] to Mr. Seong Y. Lee [“The Purchaser”].  The consideration for the shares was $0.0028 per share.  The source of cash consideration for the shares was personal funds of the Purchaser.  The officers and directors of the Company have not changed.

Note that due to the price differential between the conversion price on certain notes and the most recent market prices, the Company’s auditor required it to take one-time non-cash charges deemed “beneficial conversions” despite the fact that no conversions had taken place.  This is simply an accounting convention designed to capture the expense to a Company for issuing shares below deemed market value, notwithstanding the fact that there was an extremely limited market for the Company’s common stock when the convertible notes were entered into and the fact that the shares were not actually issued at the time.

Description of Securities

The authorized capital stock of Gryphon Resources, Inc. consists of 400,000,000 shares of Common Stock, $0.001 par value per share (the “Common Stock”), As of May 8, 2020 there were 267,675,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

Preferred Stock

The Company has no authorized shares of Preferred Stock.

Options

The Company has not issued any options to purchase shares of its common stock, although it may establish a qualified option plan at some point in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.  MINE SAFTEY DISCLOSURES

 N/A

ITEM 5.  OTHER INFORMAION

 None.

 ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Tags

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GRYPHON RESOURCES, INC.

By:	/s/Seong Y. Lee
Seong Y. Lee
Chief Executive Officer, President and Director
Dated: May 12, 2020

By:	/s/Anthony Lombardo
Anthony Lombardo
Chief Financial Officer and Director
Dated: May 12, 2020

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Seong Y. Lee

Seong Y. Lee

Chief Executive Officer,

Director

Dated: May 12, 2020

/s/ Anthony Lombardo

Anthony Lombardo

Chief Financial Officer, President

Director

Dated: May 12, 2020

 Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Seong Y. Lee , certify that:

1. I have reviewed this quarterly  report on Form 10-Q of Gryphon Resources, Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

As the registrant’s certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

As the registrant's certifying officer I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 12, 2020	/s/Seong Y. Lee
Seong Y. Lee
Chief Executive Officer and Director

 Exhibit 31.2

CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony Lombardo , certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gryphon Resources, Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

As the registrant’s certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

As the registrant's certifying officer I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 12, 2020	/s/Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, President and Director

 Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gryphon Resources, Inc. (the “Company”) on Form 10-Q for the six months ended March 31, 2020, as filed with the Securities and Exchange Commission on May 12, 2020 (the “Report”), I, Seong Y. Lee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2020	/s/Seong Y. Lee
Seong Y. Lee
Chief Executive Officer and Director

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gryphon Resources, Inc. (the “Company”) on Form 10-Q for the six months ended March 31, 2020, as filed with the Securities and Exchange Commission on May 12, 2020 (the “Report”), I, Anthony Lombardo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2020	/s/Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, President and Director