Form 10-Q
period 2020-06-30
Ameritrust Corp
filed 2020-08-11
CIK 1372954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File # 000 – 53371

AMERITRUST CORPORATION

(f.k.a - GRYPHON RESOURCES, INC.)

 (Exact name of registrant as specified in its charter)

Nevada	98-0465540
(State of Incorporation)	(IRS Employer Identification No.)

3512 Desert Mesa Road, Roanoke, Texas	76262
(Address of Principal Executive Offices)	(Zip Code)

(315) 254-8553

(Registrant’s Telephone Number, Including Country Code)

GRYPHON RESOURCES, INC.

(Former Name, Former Address, and Former Fiscal Year, if Changed from last report)

-i-

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock $0.001 par value per share (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

**Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, a smaller reporting company, or an emerging growth company.

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging Growth company ☐	Accelerated filed ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes☐ No☒

The issuer had 267,675,000 shares of common stock issued and outstanding as of the quarter ended June 30, 2020.

-ii-

GRYPHON RESOURCES, INC.

June 30, 2020

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gryphon Resources , Inc.
BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2020	2019
ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$ 1,159	$ 5,250
Accounts Payable - Related Party	53,115	1,500
Interest Payable - Related Party	-	549
Notes Payable - Related Party	-	17,798

Total Current Liabilities	54,274	25,097

Total Liabilities	54,274	25,097

Stockholder's Deficit
Common Stock, par value $0.001,
400,000,000 shares Authorized, 267,675,000 shares Issued and
Outstanding at June 30, 2020 and at September 30, 2019	267,675	267,675
Additional Paid-In Capital	459,270	459,270
Accumulated Deficit	(781,219)	(752,042)

Total Stockholder's Deficit	(54,274)	(25,097)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

Gryphon Resources, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	June 30,		June 30,
	2020	2019	2020	2019

Revenues:	$ -	$ -	$ -	$ -

Expenses:
Professional fees	53,015	1,362	56,887	13,369
General and administrative expense	1,828	415	3,380	1,499
Total Operating Expenses	54,843	1,777	60,267	14,868

Operating Loss	(54,843)	(1,777)	(60,267)	(14,868)

Other Income (Expense)
Gain on Debt Forgiveness	31,988	-	31,988	-
Interest Expense	-	(202)	(898)	(15,408)
Total Other Income (Expense)	31,988	(202)	31,090	(15,408)

Net Loss	$ (22,855)	$ (1,979)	$ (29,177)	$ (30,276)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares
Outstanding	276,675,000	276,675,000	276,675,000	208,334,341

The accompanying notes are an integral part of these unaudited financial statements

Gryphon Resources, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (29,177)	$ (30,276)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefical Conversion Feature	-	15,000
Gain on Debt Forgiveness	(31,988)	-
Changes In:
Accounts Payable	(4,091)	(9,780)
Accounts Payable - Related Party	51,615	(2,500)
Interest Payable - Related Party	549	408
Net Cash Used in Operating Activities	(13,092)	(27,148)

CASH FLOWS FROM FINANCING
Proceeds from Note Payable - Related Party	13,092	27,148
Net Cash Provided by Financing Activities	13,092	27,148

Net (Decrease) Increase in Cash
Cash at Beginning of Period	-	-

Cash at End of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -
Franchise Taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
150,000,000 shares of common stock were issued in exchange for a debt conversion of $21,161 due to a Related Party
Gain on Debt Forgiveness of $31,988 due to a Related Party

The accompanying notes are an integral part of these unaudited financial statements

Gryphon Resources, Inc.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance as of September 30, 2019	267,675,000	$ 267,675	$ 459,270	$ (752,042)	$ (25,097)

Net Loss for the Three Months Ended December 31, 2019	-	-	-	(3,858)	(3,858)
Balance as of December 31, 2019	267,675,000	$ 267,675	$ 459,270	$ (755,900)	$ (28,955)

Net Loss for the Three Months Ended March 31, 2020	-	-	-	(2,464)	(2,464)
Balance as of March 31, 2020			459,270	(758,364)	(31,419)

Net Loss for the Three Months Ended June 30, 2020	-	-	-	(22,855)	(22,855)

Balance as of June 30, 2020	267,675,000	$ 267,675	$ 459,270	$ (781,219)	$ (54,274)

Balance as of September 30, 2018	117,675,000	$ 117,675	$ 573,109	$ (715,878)	$ (25,094)

Beneficial Conversion Feature	-	-	5,000	-	5,000
Net Loss for the Three Months Ended December 31, 2018	-	-	-	(6,089)	(6,089)
Balance as of December 31, 2018	117,675,000	117,675	578,109	(721,967)	(26,183)

Beneficial Conversion Feature	-	-	10,000	-	10,000
Stock Issuance for the Cancellation of Debt	150,000,000	150,000	(128,839)		21,161
Net Loss for the Three Months Ended March 31, 2019	-	-	-	(22,208)	(22,208)
Balance as of March 31, 2019	267,675,000	$ 267,675	459,270	(744,175)	(17,230)

Net Loss for the Three Months Ended June 30, 2019	-	-	-	(1,979)	(1,979)

Balance as of June 30, 2019	267,675,000	$ 267,675	$ 459,270	$ (746,154)	$ (19,209)

The accompanying notes are an integral part of these unaudited financial statements

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1. Organization and Description of Business

The Company is engaged in business in the real estate.

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $781,219 as of June 30, 2020, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2020, and for the nine months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2019. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2020 and the results of operations for the nine months ended June 30, 2020 and 2019 and cash flows for the nine months ended June 30, 2020 and 2019. The results of operations for the nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from the estimates as additional information becomes known.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of nine months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

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

June 30, 2020

(Unaudited)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2020, and 2019, the Company has not recorded any unrecognized tax benefits. See Note 6. Income Taxes.

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

Note 4. Net Loss Per Share

During the nine months ended June 30, 2020 and June 30, 2019, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 5. Related Party

From September 2018 – June 2020, the Company incurred a related party payable in the amount of $7,000 to an entity related to the legal custodian of the Company for professional fees. On March 31, 2019, $4,000 of this balance was converted into a promissory note payable, bearing interest at an annual rate of 10% and On June 12, 2020, $3,000 was converted into a promissory note payable, non-interest bearing.  As of June 30, 2020, this debt was forgiven during the Change of Control and $0 remains outstanding in principal and interest.

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

In March 2019, the Company issued a $4,000 promissory note payable and a $2,794 promissory note payable to entities related to the legal custodian of the Company, at an annual rate of 10% and were payable on demand. As of June 30, 2020, this debt was forgiven during the Change of Control and $0 remains outstanding in principal and interest due.

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

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 5. Related Party (continued)

In June 2019, the Company issued a $5,000 promissory note payable and a $354 promissory note payable to entities related to the legal custodian of the Company,  at an annual rate of 10% and were payable on demand. As of June 30, 2020, this debt was forgiven during the Change of Control and $0 remains outstanding in principal or interest due.

In July 2019, the Company issued a $2,150 promissory note payable related to the legal custodian of the Company, at an annual rate of 10% and was payable on demand. As of June 30, 2020, this debt was forgiven during the Change of Control and $0 remains outstanding, in principal and interest due.

In September 2019, the Company issued a $3,500 promissory note payable related to the legal custodian of the Company that was non- interest bearing and payable on demand. As of June 30, 2020, this debt was forgiven during the Change of Control and $0 remains outstanding in principal or interest due.

In December 2019, the Company issued a $7,247 promissory note payable related to the legal custodian of the Company, at an annual rate of 10% and was payable on demand. As of June 30, 2020, this debt was forgiven during the Change of Control and $0 remains outstanding in principal or interest due.

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

As of the nine months ended June 30, 2020, the Company had Forgiveness of Debt in the amount of $31,988 during the Change of Control, the debt due to the Legal Custodian of the Company was forgiven in a signed agreement.

As of June 30, 2020, the Company has $0 in promissory notes payable and $0 in intrest payable to a legal custodian of the company.

In April - June 2020, an Officer and Related Party, paid the Company’s Legal fees and fees to the Stock Transfer Agent in the amount of $53,115. This amount is due to Related Party as of June 30, 2020. It is non-interest bearing.

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets on June 30, 2020 and September 30, 2019 are as follows:

	June 30, 2020	September 30, 2019
Deferred tax assets:
Net operating loss carryforwards	$164,056	$157,667

Total deferred tax assets	164,056	157,667

Less: valuation allowance	(164,056)	(157,667)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $231 for the nine months ended June 30, 2020. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards on June 30, 2020 available to offset future federal taxable income, if any, of $781,219.  Accordingly, there is no current tax expense for the nine months ended June 30, 2020 and 2019.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

GRYPHON RESOURCES, INC.

 NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 6. Income Taxes (continued)

The effects of state income taxes were insignificant for the nine months ended June 30, 2020 and 2019.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the nine months ended June 30, 2020 and 2019, respectively:

	Nine months Ended
	June 30,
	2020	2019
Income tax benefit at statutory rate	$6,127	$6,358
Change in valuation allowance	(6,127)	(6,358)
	$-	$-

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

Note 7. Subsequent Events

On July 15, 2020 the Articles of Incorporation of the Company were amended in the State of Nevada to authorize

410,000,000 shares of capital stock,of which 400,000,000 shares were designated as "Common Stock" with a par value of $0.01 per share, and 10,000,000 shares were designated as "Preferred Stock" with a par value of $0.01 per share.”

The shareholders also approved a 10-1 reverse stock split and recapitalization and they approved a change of domicile for the Corporation from Nevada to Wyoming.  As a result of the change in domicile the Company changed its name to Ameritrust Corporation.

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

On March 25, 2020, as a result of a private transaction, the control block of voting stock of Gryphon Resources, Inc. (the “Company”) represented by 142,500,000 shares of common stock [“Shares”] which is an ownership interest of approximately 53% has been transferred from Tourmeline Ventures, LLC [“Seller”] to Mr. Seong Y. Lee [“The Purchaser”].  The consideration for the shares was $0.0028 per share.  The source of cash consideration for the shares was personal funds of the Purchaser.  The officers and directors of the Company did not change.

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

The Company’s year-end is September 30.

Our Business

The Company is being reorganized to operate in the real estate industry.

Employees

As of the date of this Form 10Q, June 30, 2020, we have no employees.

RESULTS OF OPERATIONS

Three months Ended June 30, 2020 and June 30, 2019

The professional fees were $53,015 and $1,362, in the three months ended June 30, 2020 and June 30, 2019, respectively. This was due to an increase in legal fees from business operations in 2020. General & Administrative expenses were $1,828 and $415 for the three months ended June 30, 2020 and June 30, 2019, respectively.

The interest expense was $0 and $202, in the three months ended June 30, 2020 and June 30, 2019, respectively.

There was no interest expense for three months ended June 30, 2020. In previous periods, we received funding from a legal custodian of the company. The notes had an annual interest rate of 10% and were payable upon demand. During the quarter ended June 30, 2020, this debt was forgiven during the Change of Control in a signed agreement. As of June 30, 2020 there is $0 in principal and $0 in accrued interest in promissory notes.

The interest expense for three months ended June 30, 2019 was related to accrued interest on promissory notes. In the three months ended June 30, 2019, we received funding from a legal custodian of the company. The notes had an annual rate of 10% and were payable upon demand.As of the current date, these notes have been forgiven.

Nine months Ended June 30, 2020 and June 30, 2019

The professional fees were $56,887 and $13,369, in the nine months ended June 30, 2020 and June 30, 2019, respectively. This was due to anincrease in legal fees from business operations in 2020. General & Administrative expenses were $3,380 and $1,499 for the nine months ended June 30, 2020 and June 30, 2019, respectively.

The interest expense was $898 and $15,408, in the nine months ended June 30, 2020 and June 30, 2019, respectively.

The interest expense for nine months ended June 30, 2020of $898 was related to accrued interest on promissory notes. In the nine months ended June 30, 2020 we received funding from a legal custodian of the company. The notes had an annual rate of 10% and were payable upon demand. During the quarter ended June 30, 2020, this debt was forgiven during the Change of Control in a signed agreement. As of June 30, 2020 there is $0 in principal and $0 in accrued interest in promissory notes.

The interest expense of $15,408 for the nine months ended June 30, 2019, was primarily related to a $15,000 beneficial conversion feature for convertible notes payable that the Company issued and accrued interest on the notes. The remaining amount of $408 was accrued interest on promissory notes to a legal custodian of the company.  In the nine months ended June 30, 2019 we received funding from issuing $15,000, in convertible notes payable to a legal custodian of the company. The notes had an annual rate of 10% and were convertible to common shares of the Company at $0.0001 per share. For the year ended September 30, 2019 in connection with the above notes, the Company recognized a beneficial conversion feature of $15,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of the current date, these notes have been converted.

Net cash used in operating activities was $13,902 for the nine months ended June 30, 2020, compared to net cash used in operating activities of $27,148 for the previous nine months ended June 30, 2019. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months.

Liquidity and Capital Resources

As of the nine months ended June 30, 2020, we had an accumulated deficit of $781,219 and cash and cash equivalents of $0.

As of the previous year ended September 30, 2019, we had an accumulated deficit of $752,042 and cash and cash equivalents of $0.

From September 2018 – June 2020, the Company incurred a related party payable in the amount of $7,000 to an entity related to the legal custodian of the Company for professional fees. On March 31, 2019, $4,000 of this balance was converted into a promissory note payable, bearing interest at an annual rate of 10% and On June 12, 2020, $3,000 was converted into a promissory note payable, non-interest bearing.  As of June 30, 2020, this debt was forgiven during the Change of Control and $0 remains outstanding in principal and interest.

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

In December 2018, the Company issued $5,000 in convertible notes payable to an entity related to the legal custodian of the Company. This note bore interest at an annual rate of 10% and was convertible to common shares of the Company at $0.0001 per share. In connection with the above note, the Company recognized a beneficial conversion feature of $5,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of September 30, 2019 this note has been converted and $0 of the principal balance and $0 accrued interest is outstanding on the note payable

In January 2019, the Company issued a $10,000 convertible note payable to an entity related to the legal custodian of the Company. This note bore interest at an annual rate of 10% and was convertible to common shares of the Company at $0.0001 per share. In connection with the above note, t  he Company recognized a beneficial conversion feature of $10,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of September 30, 2019 this note has been converted and $0 is outstanding in principal and accrued interest.

In January 2019, 150,000,000 million shares were issued in exchange for the cancellation of debt, $21,161 in convertible notes payable and accrued interest to an entity related to the legal custodian of the Company.

In March 2019, the Company issued a $4,000 promissory note payable and a $2,794 promissory note payable to entities related to the legal custodian of the Company, at an annual rate of 10% and were payable on demand.  As of June 30, 2020, this debt was forgiven during the change of control and $0 remains outstanding in principal and interest.

In June 2019, the Company issued a $5,000 promissory note payable and a $354 promissory note payable to entities related to the legal custodian of the Company, at an annual rate of 10% and were payable on demand. As of June 30, 2020, this debt was forgiven during the change of control and $0 remains outstanding in principal or interest.

In July 2019, the Company issued a $2,150 promissory note payable to entities related to the legal custodian of the Company. This note bore interest at an annual rate of 10% and was payable on demand. As of June 30, 2020, this debt was forgiven during the change of control and $0 remains outstanding, in principal and interest.

In September 2019, the Company issued a $3,500 promissory note payable to entities related to the legal custodian of the Company. This note was non- interest bearing and was payable on demand. As of June 30, 2020, this debt was forgiven during the change of control and $0 remains outstanding in principal or interest.

In December 2019, the Company issued a $7,247 promissory note payable to entities related to the legal custodian of the Company. This note bore interest at an annual rate of 10% and it was payable on demand. As of June 30, 2020, this debt was forgiven during the change of controland $0 remains outstanding in principal or interest.

As of the nine months ended June 30, 2020, the Company had Forgiveness of Debt in the amount of $31,988 during the Change of Control  The debt was owed due to the legal custodian of the Company and was forgiven in a signed agreement. As of June 30, 2020, the Company has $0 in promissory notes payable and $0 in interest payable to a legal custodian of the company.

In April - June 2020, an officer and related party, paid the Company’s Legal fees and fees to the Stock Transfer Agent in the amount of $53,115. This amount is due to the related party as of June 30, 2020. This debt is non-interest bearing.

Other Contractual Obligations

As of the nine months ended June 30, 2020, we do not have any contractual obligations other than the $53,115 payable to an officer and related party of the company. This debt is non-interest bearing.

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

Going Concern

We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

The Company, as of the date of this filing had zero in cash and has not earned any revenues from operations to date. In the previous two fiscal years ended September 30, 2019 and September 30, 2018 our expenses were $20,409 and $25,094 respectively, consisting primarily of professional fees, administrative expenses and filing fees. In the nine months ended June 30, 2020, our expenses were $29,177 consisting primarily of professional fees,administrative expenses and filing fees. The ongoing expenses of the Company will be related to our reorganization as well as mandatory filing requirements, including our reporting requirements under the Securities Exchange Act of 1934.

The Company continues to rely on borrowings and financings either arranged by the Company’s President or through entities controlled by the President.  In the next 12 months we expect to incur expenses equal to approximately $20,000 related to legal, accounting, audit, and other professional service fees.

The effects of Covid -19 could impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate as a going concern. It is highly likely that our company will have issues relating to the current situation that need to be considered by management. There will be a wide range of factors to take into account, including travel bans, restrictions on activity, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they come due.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020.

Our management, with the participation of our principal executive officer, and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, and principal financial officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure due to the following reasons:

1)	We have an inadequate number of administrative personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedures over our disclosures.
4)	Our management is relying on external consultants for purposes of preparing our financial reports.

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

Our Management has conducted, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2020 and the date of this filing, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error or all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

In January, 2019 the Company issued 150,000,000 shares of common stock in connection with the conversion of 3 convertible notes payable to Tourmeline Ventures, Inc., a company owned by the then CEO. The convertible notes bore simple interest at a rate of 10% per annum. As of the date that the notes were converted they represented $20,955 in principal such that together with interest of $206 the total purchase price for the aforementioned shares was $21,161.  Accordingly, the total consideration paid for the 150 million shares on conversion was $21,161 or $0.00141 per share. The shares were issued under exemptions from registration based on Section 4(2) of the Securities Act of 1933. In addition, Tourmeline Ventures, Inc. advanced additional funds required by the Custodian for additional expenses of the Company as part of the expenses of the custodianship. These funds were advanced under four promissory notes that bore simple interest at 10% per annum and totaled $12,418.31.

On March 25, 2020, as a result of a private transaction, the control block of voting stock of Gryphon Resources, Inc. (the “Company”) represented by 142,500,000 shares of common stock [“Shares”] which is an ownership interest of approximately 53% wastransferred from Tourmeline Ventures, LLC [“Seller”] to Mr. Seong Y. Lee [“The Purchaser”].  The consideration for the shares was $0.0028 per share.  The source of cash consideration for the shares was the personal funds of the Purchaser.

Note that due to the price differential between the conversion price on certain notes and the most recent market prices, the Company’s auditor required it to take one-time non-cash charges deemed “beneficial conversions” despite the fact that no conversions had taken place.  This is simply an accounting convention designed to capture the expense to a Company for issuing shares below deemed market value, notwithstanding the fact that there was an extremely limited market for the Company’s common stock when the convertible notes were entered into.

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
Dated: August 10, 2020

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 10, 2020	/s/Seong Y. Lee
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 10, 2020	/s/Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, President and Director

 Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gryphon Resources, Inc. (the “Company”) on Form 10-Q for the nine months ended June 30, 2020, as filed with the Securities and Exchange Commission on August 10, 2020 (the “Report”), I, Seong Y. Lee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2020	/s/Seong Y. Lee
Seong Y. Lee
Chief Executive Officer and Director

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gryphon Resources, Inc. (the “Company”) on Form 10-Q for the nine months ended June 30, 2020, as filed with the Securities and Exchange Commission on August 10, 2020 (the “Report”), I, Anthony Lombardo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2020	/s/Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, President and Director