Form 10-Q/A
period 2020-06-30
Ameritrust Corp
filed 2020-08-11
CIK 1372954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q/A

(Amendment No.1 to FORM 10-Q)

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

Explanatory Note: The Amendment is being filed to fix an error within the XBRL tags originally filed on the FORM 10-Q, and to change the former name of the Company to its new name, "Ameritrust Corporation," on the Signature page and on both Exhibits 31 and 32.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.  MINE SAFTEY DISCLOSURES

 N/A

ITEM 5.  OTHER INFORMAION

 None.

ITEM 6. EXHIBITS

31.1	Amended Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Amended Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Amended Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	AmendedCertification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Tags

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, there unto duly authorized.

Ameritrust Corporation

By:	/s/Seong Y. Lee
Seong Y. Lee
Chief Executive Officer, President and Director
Dated: August 10, 2020

 Exhibit 31.1

AMENDED CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Seong Y. Lee , certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of Ameritrust Corporation (the “registrant”);

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
Seong Y. Lee
Chief Executive Officer and Director

 Exhibit 31.2

AMENDED CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony Lombardo, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of Ameritrust Corporation (the “registrant”);

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

 Exhibit 32.1

AMENDED CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Gryphon Resources, Inc. (the “Company”) on Form 10-Q for the nine months ended June 30, 2020, as filed with the Securities and Exchange Commission on August 10, 2020 (the “Report”), I, Seong Y. Lee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2020	/s/Seong Y. Lee
Seong Y. Lee
Chief Executive Officer and Director

Exhibit 32.2

AMENDED CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Ameritrust Corporation (the “Company”) on Form 10-Q for the nine months ended June 30, 2020, as filed with the Securities and Exchange Commission on August 10, 2020 (the “Report”), I, Anthony Lombardo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2020	/s/Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, President and Director