Form 10-K
period 2020-09-30
Ameritrust Corp
filed 2021-02-12
CIK 1372954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File # 000-53371

AMERITRUST CORPORATION

(Exact name of Registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	26-2877927 (I.R.S. Employer Identification Number)
1712 Pioneer Ave., Suite 500 Cheyenne, WY 82001 (Address of principal executive offices)	82001 (Zip code)

-i-

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ]   No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [ ]   No   [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ ]    No   [x]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes [ ]    No   [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  of Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes [ ]    No   [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No   [x]

Based on the closing price on March 31, 2020, of $0.16, the aggregate market value of the 267,675,000 (prior to the 10:1 reverse split) common shares held by non-affiliates was $8,036,000.

The Registrant has 7,239,573,961,951 shares of common stock outstanding as of January 15, 2021.

-ii-

TABLE OF CONTENTS

AMERITRUST CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

PART I

ITEM 1.  BUSINESS

Organizational History

Ameritrust Corporation, a Wyoming corporation (the "Company"), is the successor to Gryphon Resources, Inc., a Nevada corporation incorporated in Nevada in January 2006 (Gryphon"). Gryphon was originally incorporated under the name Gryphon Oil & Gas, Inc. Gryphon's primary business focus was acquiring and exploring properties for the existence of commercially viable deposits of gold in Canada. In April 2008, Gryphon established a Turkish subsidiary named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. The Turkish subsidiary was sold in September 2010 to an unrelated third party, and all operations in Turkey ceased.

Thereafter, Gryphon focused on mineral exploration and continued exploring for gold, silver, copper-porphyry and lithium on two different properties in the state of Arizona. In August 2012, Gryphon filed dissolution documents with the State of Nevada.  In 2018, its corporate charter was reinstated and one of Gryphon's shareholders was appointed as custodian. Since that time, it has since been seeking merger targets and has been evaluating various opportunities.

In March 2020, Mr. Seong Y. Lee purchased 142,500,000 shares of common stock of Gryphon, representing a majority of the outstanding shares, from Tourmeline Ventures, LLC for $0.0028 per share in cash. The purchase price was paid from personal funds of Mr. Lee and, as result, Mr. Lee became the controlling shareholder.

In April and July 2020, following the change in control, the Board of Directors of Gryphon increased the number of directors on its Board from one to two. Subsequently, the Board voted to appoint Mr. Lee to the vacancy on the Board of Directors and elect him as Chief Executive Officer. The Board also voted to increase the authorized shares to 410,000,000, of which 400,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock, and to effect a 1 for 10 reverse stock split.

In March 2020, Gryphon merged into the Company, and each share of Gryphon was converted into one share of the Company.

Our Business

Subsequent to the change of control in March 2020, the Company began searching for real estate investments, with the goal of acquiring, holding, developing and operating commercial real estate.

Blue Diamond Ranch

In July 2020, we entered into a purchase agreement to acquire certain land near Ely, Nevada, including equipment, grazing permits and mineral rights, for approximately $15,000,000. It paid an escrow deposit of $500,000, with approximately $14,500,000 due to the seller at closing. Under the agreement, the deposit is forfeited if due diligence is not completed by December 1, 2020. We failed to close the transaction, and forfeited the $500,000 deposit.

Beespoke Capital Colorado, Inc.

In October 2019, before the change in control, we purchased the assets of Beespoke Capital Colorado, a broker-dealer firm ("Beespoke"). Subsequently, the licenses of Beespoke issued by the Financial Industry Regulatory Authority, Inc. ("FINRA") and the Securities and Exchange Commission ("SEC") expired and the principal officer of Beespoke resigned. Our current management is in the process of renewing such licenses. We converted Beespoke from a limited liability company to a corporation and changed its domicile from Colorado to Connecticut. Pending renewal of regulatory licenses, Beespoke is inactive.

Events that occurred following the close of the 2020 fiscal year are described in Note 13 of the Notes to Financial Statements.

Employees

As of September 30, 2020, we have no employees.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to respond to this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 1712 Pioneer Ave., Suite 500, Cheyenne, WY 82001. We are not currently charged rent to utilize this space.

We own 23.45 acres of land in Bedford, NY for a total purchase price of $766,210, to be held for future real estate development.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the OTC PINK Marketplace under the ticker symbol "ATCC" (formerly "GRYO").

(b) Holders

As of January 15, 2021, there were approximately 1,942 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, the total number of beneficial holders represented by these record holders is not practicably determinable.

(c) Dividends

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its common stock in the foreseeable future.

(d) Equity Compensation Plan Information

The Company does not currently have an equity compensation plan. In lieu of an equity compensation plan the Company has granted shares of restricted stock to its officers, directors and others for services periodically

(e) Information Related to Outstanding Shares

As of January 15, 2021, there were 7,239,573,961,951 shares of our common stock issued and outstanding.

Description of Securities

The authorized capital stock of Ameritrust Corporation consists of unlimited shares of Common Stock and Preferred Stock, both at $0.01 par value per share (the "Common Stock" and "Preferred Stock"). As of January 15, 2021, there were 7,239,573,961,951 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, or  our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; and (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

Overview

The following discussion and analysis of our financial condition and results of operations ("MD&A") should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-K.

The MD&A is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

COVID-19 Pandemic Update

The ongoing outbreak of Coronavirus (COVID-19) has caused significant disruptions to national and global economies and government activities.

The pandemic did not have a substantial net impact to our consolidated operating results or our liquidity position in fiscal year 2020. In fiscal year 2020, we did not observe any impairments of our assets or a significant change in the fair value of assets due to the pandemic.

However, given the global economic slowdown, and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. The extent to which the COVID-19 pandemic impacts our business, the business of our commercial partners, our corporate development objectives, our ability to access capital and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease.

Background

The Company does not currently engage in any business activities that provide cash flow. Subsequent to the change of control that occurred in March 2020, the Company is now focused in the real estate development industry.

No revenue was generated by the Company during the 2020 fiscal year.

During the next 12 months, we anticipate incurring costs related to:

-	Purchasing additional real estate
-	Developing real estate properties
-	Operating developed properties
-	Filing of Exchange Act reports

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

Material Agreements

We entered into the following three material purchase agreements during the year ended September 30, 2020:

Bedford, New York Property

We purchased 23.45 acres of land in Bedford, New York, for a total purchase price of $766,210. This property will be held for future real estate development.

Blue Diamond Ranch

In July 2020, we entered into a purchase agreement to acquire certain land near Ely, Nevada, including equipment, grazing permits and mineral rights, for approximately $15,000,000. We paid an escrow deposit of $500,000, with approximately $14,500,000 due to the seller at closing. Under the agreement, the deposit is forfeited if due diligence is not completed by December 1, 2020. We failed to close the transaction, and forfeited the $500,000 deposit.

Beespoke Capital Colorado, Inc.

In October 2019, before the change in control, we purchased the assets of Beespoke Capital Colorado, a broker-dealer firm ("Beespoke"). Subsequently, the licenses of Beespoke issued by the Financial Industry Regulatory Authority, Inc. ("FINRA") and the Securities and Exchange Commission ("SEC") expired and the principal officer of Beespoke resigned. Our current management is in the process of renewing such licenses. We converted Beespoke from a limited liability company to a corporation and changed its domicile from Colorado to Connecticut. Pending renewal of regulatory licenses, Beespoke is inactive.

Results of Operations

Years Ended September 30, 2020 and 2019

We generated no revenues during the fiscal years ended September 30, 2020 and 2019. Legal and accounting fees were $246,790 and $16,641, in the years ended September 30, 2020 and 2019, respectively. This was due to an increase in business activity in 2020. General and administrative expenses were $35,210 and $3,768 for the years ended September 30, 2020 and 2019, respectively. This increase was also due to an increase in business activity in 2020.

We incurred liquidated damages of $500,000 related to a forfeited escrow on a real estate transaction during the year ended September 30, 2020. There was no similar transactions during the year ended September 30, 2019.

Interest expense of $898 for the year ended September 30, 2020 is related to accrued interest on promissory notes. Interest expense of $15,755 for the year ended September 30, 2019 is primarily related to a $15,000 beneficial conversion feature on a convertible note payable that the Company issued. In October 2018 and January 2019, we received funding from issuing $5,000 and $10,000 respectively, of convertible notes payable to a legal custodian of the Company. The notes bear interest at an annual rate of 10% and are convertible to common shares of the Company at $0.0001 per share. As of September 30, 2019, these notes were converted into common stock. Interest expense of $755 for the year ended September 30, 2019 was related to accrued interest on promissory notes.

For the year ended September 30, 2019, $549 of accrued interest was outstanding on the notes payable. In connection with the above notes, the Company recognized a beneficial conversion feature of $15,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019.

During the year ended September 30, 2020, these promissory notes were forgiven as a result of a change of control.

Liquidity and Capital Resources

In assessing its liquidity, management monitors and analyzes the Company's cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. The Company, as of the date of this filing had approximately $9,500,000 in cash, which can be used to finance operations over the next 12 months. However, the Company has not generated any revenues from operations to date. For the years ended September 30, 2020 and 2019, our expenses were $782,000 and $20,409 respectively, consisting primarily of liquidated damages, legal and accounting fees, administrative expenses and filing fees. Net cash used in operating activities was $701,171 for the year ended September 30, 2020, compared to net cash used in operating activities of $33,004 for the year ended September 30, 2019. The ongoing expenses of the Company will be related to seeking out real estate development opportunities.

The effects of COVID-19 could impact the Company's ability to operate as a going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from COVID-19. There are a wide range of factors to consider, including travel bans, restrictions on activity, government assistance and potential sources of replacement financing, financial health of vendors and customers and their effect on expected profitability and other key financial performance ratios, including information that shows whether there will be sufficient liquidity to continue to meet obligations when they come due.

At September 30, 2020, we had an accumulated deficit of $900,484 and cash of $2,551,600. At September 30, 2019, we had an accumulated deficit of $752,042 and cash of $0.

During the year ended September 30, 2020, Mr. Lee, the Company's Chief Executive Officer and controlling shareholder, paid the Company's outstanding legal fees and stock transfer agent fees and made a down payment for a company vehicle. These payments are offset by amounts he owes the Company. The net related party receivable balance as of September 30, 2020 is $5,992 and is non-interest bearing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. There are two pending accounting standards that we are currently evaluating as to their impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which amends disclosure requirements on fair value measurements in Topic 820. This amendment modifies the valuation process of fair value measurements by removing the disclosure requirements for the valuation processes for Level 3 fair value measurements, clarifying the timing of the measurement uncertainty disclosure, and including the changes in unrealized gains and losses for recurring Level 3 fair value measurements in other comprehensive income if held at the end of the reporting period. It also allows the disclosure of other quantitative information in lieu of the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and should be applied prospectively for the most recent period presented in the initial fiscal year of adoption. The Company is currently evaluating the impact that this guidance will have on the Company's results of operations, financial position and cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of ASU 2019-12, but it is not expected to have a material impact on the Company's results of operations, financial position and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to respond to this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of auditors, are as follows:

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

SOMERSET
CPAs AND ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ameritrust Corporation
Cheyenne, Wyoming

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ameritrust Corporation (the "Company") as of September 30, 2020, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020, and the results of their operations and their cash flows for the year ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, an accumulated deficit and net cash used in operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

somersetcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ameritrust Corporation (formerly Gryphon Resources, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ameritrust Corporation (formerly Gryphon Resources, Inc.) (the “Company”) as of September 30, 2019 and the related statements of operations, stockholder’s equity (deficit), and cash flows for the year ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We served as the Company’s auditor from 2018 to 2019

Bayville, NJ

November 12, 2019

AMERITRUST CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019
	(Consolidated)
ASSETS
Cash	$ 2,551,600	$ -
Due from Related Party – Net (Note 9)	5,992	-
Real Estate Property Under Development (Note 4)	766,210	-
Goodwill (Notes 6 and 10)	786,136	-
Right of Use Asset (Note 5)	50,715	-
Other Assets (Note 11)	65,000	-
TOTAL ASSETS	$ 4,225,653	$ -

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Accounts Payable	$ 24,754	$ 5,250
Accounts Payable - Related Party (Note 9)	-	1,500
Right of Use Liability (Note 5)	50,715	-
Interest Payable - Related Party (Note 9)	-	549
Notes Payable - Related Party (Note 9)	-	17,798
Total Liabilities	75,469	25,097

Stockholders' Equity (Deficit)
Common Stock, par value $0.01 ($0.001 at September 30, 2019)
Unlimited shares authorized, 26,767,818 shares issued and
outstanding at September 30, 2020; 400,000,000 shares authorized,
267,675,000 shares issued and outstanding at September 30, 2019	267,675	267,675
Preferred Stock, par value $0.01 Unlimited shares authorized, no shares issued and outstanding
at September 30, 2020 and 2019	-	-
Additional Paid-In Capital	4,782,993	459,270
Accumulated Deficit	(900,484)	(752,042)

Total Stockholders' Equity (Deficit)	4,150,184	(25,097)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,225,653	$ -

The accompanying notes are an integral part of these audited consolidated financial statements

AMERITRUST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2020	2019
	(Consolidated)
Revenues:	$ -	$ -

Expenses:
Legal and Accounting Fees	246,790	16,641
Liquidated Damages (Note 11)	500,000	-
General and Administrative Expenses	35,210	3,768
Total Operating Expenses	782,000	20,409

Operating Loss	$ (782,000)	$ (20,409)

Other Income (Expense)
Interest Expense - Net	(205)	(15,755)
Gain on Debt Forgiveness (Note 9)	31,988	-
Total Other Income (Expense)	31,783	(15,755)

Net Loss before Income Taxes	(750,217)	(36,164)

Income Taxes (Note 8)	-	-

Net Loss	$ (750,217)	$ (36,164)

Basic and Fully Diluted Loss per Common Share	$ (0.0036)	$ (0.0002)

Weighted Average Common Shares Outstanding
Basic and Fully Diluted	207,777,313	223,291,438

The accompanying notes are an integral part of these audited consolidated financial statements

AMERITRUST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Par Value	In Capital	Deficit	Equity (Deficit)
Balance as of September 30, 2018	117,675,000	$ 117,675	$ 573,109	$ (715,878)	$ (25,094)

Beneficial Conversion Feature	-	-	15,000	-	15,000

Stock Issuance for the Cancellation of Debt	150,000,000	150,000	(128,839)	-	21,161

Net Loss	-	-	-	(36,164)	(36,164)

Balance as of September 30, 2019	267,675,000	$ 267,675	$ 459,270	$ (752,042)	$ (25,097)

10:1 Reverse Stock Split	(240,907,182)	-	-	-	-

Change of Control	-	-	27,772	729,187	756,959

Common Control Merger	-	-	4,295,951	(127,412)	4,168,539

Net Loss	-	-	-	(750,217)	(750,217)

Balance as of September 30, 2020	26,767,818	$ 267,675	$ 4,782,993	$ (900,484)	$ 4,150,184

The accompanying notes are an integral part of these audited consolidated financial statements

AMERITRUST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2020	2019
	(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (750,217)	$ (36,164)
Adjustments to reconcile net loss to net cash
used in operating activities:
Beneficial Conversion Feature	-	15,000
Gain on Debt Forgiveness	(31,988)	-
Changes In:
Due From Related Party	78,566	-
Accounts Payable	4,517	(10,889)
Accounts Payable - Related Party	(1,500)	(1,500)
Interest Payable - Related Party	(549)	549
Net Cash Used in Operating Activities	(701,171)	(33,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Common Control Merger	3,252,771	-
Net Cash Provided by Investing Activities	3,252,771	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable - Related Party	-	33,004
Net Cash Provided by Financing Activities	-	33,004

Net Increase in Cash	2,551,600	-
Cash at Beginning of Period	-	-

Cash at End of Period	$ 2,551,600	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 1,447	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
150,000,000 shares of common stock were issued in exchange for convertible note due to a Related Party	$ -	$ 21,161
Gain on debt forgiveness by a Related Party	$ 31,988	$ -
Goodwill resulting from a Change in Control	$ 786,136	$ -
Right of Use Asset acquired by financing lease	$ 50,715	$ -
Liquidated damages related to a forfeited deposit from purchase agreement	$ 500,000	$ -

The accompanying notes are an integral part of these audited consolidated financial statements

Note 1. Organizational History and Description of Business

Background

Ameritrust Corporation, a Wyoming corporation (the "Company"), is the successor to Gryphon Resources, Inc., a Nevada corporation incorporated in Nevada in January 2006 ("Gryphon"). Gryphon was originally incorporated under the name Gryphon Oil & Gas, Inc. Gryphon's primary business focus was acquiring and exploring properties for the existence of commercially viable deposits of gold in Canada. In April 2008, Gryphon established a Turkish subsidiary named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. The Turkish subsidiary was sold in September 2010 to an unrelated third party, and all operations in Turkey ceased.

Thereafter, Gryphon focused on mineral exploration and continued exploring for gold, silver, copper-porphyry and lithium on two different properties in the state of Arizona. In August 2012, Gryphon filed dissolution documents with the State of Nevada.  In 2018, its corporate charter was reinstated and one of Gryphon's shareholders was appointed as custodian. Since that time it has since been seeking merger targets and has been evaluating various opportunities.

Change of Control

In March 2020, Mr. Seong Y. Lee purchased 142,500,000 shares of common stock of Gryphon in a private transaction, representing a majority of the outstanding shares from Tourmeline Ventures, LLC for $0.0028 per share in cash. The purchase price was paid from personal funds of Mr. Lee and, as a result, Mr. Lee became the controlling shareholder.

In April and July 2020, following the change in control, the Board of Directors of Gryphon increased the number of directors on its Board from one to two. Subsequently, the Board voted to appoint Mr. Lee to the vacancy on the Board of Directors and elect him as Chief Executive Officer. The Board also voted to increase the authorized shares to 410,000,000, of which 400,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock, and to affect a 1 for 10 reverse stock split.

Common Control Mergers

In June 2008, Panko Financial Corporation ("Panko") filed Articles of Incorporation in the state of Michigan. This entity has 380,000 shares of common stock authorized. In November 2008, Panko changed its name to Ameritrust Corporation, a Michigan corporation ("AMI").

In April 2020, Americorp, Inc., registered in the state of Georgia with 10,000,100,000,000 shares of stock authorized with a $.01 par value of which 10,000,000,000,000 shares are for common stock and 100,000,000 shares are for preferred stock. In May 2020, this entity changed its name to Ameritrust Corporation ("AMGA").

Effective May 2020, AMI entered into an agreement whereby AMI merged into AMGA, and AMGA is the surviving entity. AMGA's majority stockholder is the sole stockholder of AMI, and as a result this transaction was accounted for as a common control merger. See Note 10.

In April 2020, Americorp, Inc. filed Articles of Incorporation in the state of Wyoming authorizing an unlimited number of shares of common and preferred stock with a par value of $.01. Also in April 2020, this entity changed its name to Ameritrust Corporation ("Ameritrust").

In August 2020, Ameritrust Corporation, a Wyoming Corporation merged with Ameritrust Corporation, a Georgia corporation. In accordance with the terms of the Merger Agreement between the commonly controlled companies, AMGA shareholders received one share of common stock of Ameritrust for each share of AMGA that they held. Ameritrust is the surviving corporation in the merger. See Note 10.

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts Gryphon Resources, Inc. and Ameritrust Corporation ("Ameritrust"), which are collectively referred to as "the Company" unless the context otherwise requires. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Subsequent to the purchase of the majority of the stock of Gryphon, and the common control mergers, the Company is a real estate holding, development, and operating company.

The Company's common stock trades on the OTC PINK Exchange under the ticker symbol "ATCC" (formerly "GRYO").

The Company's functional currency is USD and the Company's reporting currency is USD.

The consolidated financial statements are presented in accordance with accounting principles related to common control transactions. ASC 805-50 governs transactions between commonly controlled entities. ASC 805, Business Combinations explicitly scopes out common control transactions from business combinations (ASC 805-10-15-4). ASC 805-10-20 defines a business combination as a transaction where an acquirer obtains control, which is different than a merger of two entities controlled by the same person because neither entity gains control of the other.

On August 28, 2020, Ameritrust and Gryphon, two entities under common control, merged. The transaction does not meet the definition of a business combination. Accordingly, the comparable period at September 31, 2019 are the financial statements of Gryphon.

Note 2. Liquidity

The Company has not attained profitable operations and is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from future business plans. These factors raise substantial concerns about the long-term liquidity of the Company, and whether the Company will be able to meet obligations and repay liabilities arising from normal business operations when they come due.

In assessing its liquidity, management monitors and analyzes the Company's cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of September 30, 2020, our total cash balance was approximately $2,552,000 as compared to $0 as of September 30, 2019; however, for the years ended September 30, 2020 and 2019, the Company had negative cash flow from operating activities. In addition, our principal shareholder, Mr. Lee, has been providing funds to support the Company's operations.

In the fiscal years ended September 30, 2020 and 2019, operating loss was $782,000 and $20,409 respectively, consisting primarily of legal and accounting fees, forfeited deposit on purchase agreement, administrative expenses and filing fees. The ongoing expenses of the Company will be related to its real estate ventures as well as mandatory filing requirements, including reporting requirements under the Securities Exchange Act of 1934. The Company continues to rely on cash contributions from the Company's majority shareholder.

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Throughout the United States and locally, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. The effects of COVID-19 could impact the Company's ability to maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from COVID-19 that cast significant doubt on the Company's ability to operate. It is highly likely that the Company will have issues relating to the current situation that need to be considered by management.

There will be a wide range of factors to consider, including travel bans, restrictions on activity, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they come due.

Based on the assessment of the current economic environment, potential customer demands and sales trends, and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market will continue to be uncertain in the coming periods.

Note 3. Summary of Significant Accounting Policies

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

The estimates that we make include valuation of goodwill, the selection of estimated useful lives of real estate, and valuation of deferred tax assets.

Fair Value Measurements

The FASB's authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are significant other observable inputs; and Level 3 inputs are significant unobservable inputs.

When available, the Company uses quoted market prices in active markets to determine fair value. Non-financial assets measured at fair value on a non-recurring basis principally include goodwill and real estate assets which the Company reviews for indicators of impairment when events and circumstances indicate that the carrying value is not recoverable.

The carrying value of cash and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Cash

Cash consists of highly liquid investments with original maturities of three months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

Real Estate Property Under Development

Real estate property consists of a residential site under development. Real estate property under development is stated at the lower of cost or fair value.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs, and engineering costs, exclusive of depreciation, are capitalized and allocated to development projects by the specific identification method.

Real estate property under development is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project.

Goodwill

Goodwill is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit's carrying value is greater than its fair value, then a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If determined to be impaired, an impairment charge is recorded as a general and administrative expense within the Company's consolidated statement of operations.

Right of Use Assets and Lease Liabilities

The Company adopted ASU 2016-02 which amended the previous guidance for lease accounting and related disclosure requirements. The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees are required to classify leases as either financing or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

The Company elected to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of ASU 2016-02, allows entities to (1) not reassess whether any expired or existing contracts contain leases, (2) retain the classification of leases (e.g., operation or finance lease) existing at the date of adoption and (3) not reassess initial direct costs for any existing leases.

The Company adopted ASU 2016-02 using the modified retrospective method, and accordingly, the new guidance was applied to leases that existed as of September 30, 2020. The adoption of ASU 2016-02 did not have a material impact on the Company's balance sheet, results of operations or cash flows. The Company leases a vehicle used for business. The lease expires in August 2023.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company determines a liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, "Distinguishing Liabilities from Equity," and ASC 815.

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

When assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods and in the jurisdictions in which those temporary differences become deductible. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company's deferred tax assets and liabilities.

Interest and penalties related to unrecognized tax benefits are recognized in the consolidated financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company's income tax expense in the period in which the change is made.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. The Company's convertible notes are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's losses during those periods.

Business Combinations

The September 30, 2020 consolidated financial statements present the combined operations of Ameritrust and Gryphon beginning on March 25, 2020, which is the date a Change of Control effected a new beginning of period.

Pending Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which amends disclosure requirements on fair value measurements in Topic 820. This amendment modifies the valuation process of fair value measurements by removing the disclosure requirements for the valuation processes for Level 3 fair value measurements, clarifying the timing of the measurement uncertainty disclosure, and including the changes in unrealized gains and losses for recurring Level 3 fair value measurements in other comprehensive income if held at the end of the reporting period. It also allows the disclosure of other quantitative information in lieu of the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and should be applied prospectively for the most recent period presented in the initial fiscal year of adoption. The Company is currently evaluating the impact that this guidance will have on the Company's results of operations, financial position and cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of ASU 2019-12, but it is not expected to have a material impact on the Company's consolidated financial statement.

Note 4. Real Estate Property Under Development

The following is a description of the Company's significant real estate transactions during the year ended September 30, 2020:

-	Purchased 23.45 acres of land in Bedford, NY for a total purchase price of $766,210.

Each quarter, the Company reviews the performance and outlook for its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, there were no real estate impairment charges for the year ended September 30, 2020. When applicable, real estate impairments and land option charges are included in cost of sales in the consolidated statement of operations.

Note 5. Right of Use Assets and Lease Liabilities

During August 2020, the Company entered into a financing lease for a vehicle. The lease requires monthly payments of $1,449 over a three year term that expires in August 2023.

Most leases contain renewal options for varying periods, which are at the Company's sole discretion and included in the expected lease term if they are reasonably certain of being exercised. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of the lease as the rate implicit in the lease is typically not readily determinable.

Operating lease Right of Use Assets and Lease Liabilities were as follows for the year ended September 30, 2020:

Right of Use Assets:
Operating Right of Use Asset	$ 50,715

Right of Use Liabilities:
Operating Lease Liability	$ 50,715

As of September 30, 2020, operating lease maturities are as follows:

Period Ending September 30,
2021	$ 17,388
2022	17,388
2023	15,939
$ 50,715

Note 6. Fair Value Measurements

The Company measures goodwill at fair value on a non-recurring basis when events and circumstances indicate that the carrying value is not recoverable.

No such assets or liabilities were required to be measured at fair value on a recurring basis at September 30, 2020 and 2019.

Note 7. Equity

Common and Preferred Stock – Authorized

In July 2020, the Articles of Incorporation of the Company were amended in the State of Nevada to authorize 410,000,000 shares of capital stock of which 400,000,000 shares were designated as common stock with a par value of $0.01 per share and 10,000,000 shares were designated as preferred stock with a par value of $0.01 per share. The shareholders also approved a 10-1 reverse stock split and recapitalization of its stock.

Subsequent to the merger of Ameritrust and Gryphon in August 2020, the Company has authorized capital stock consisting of an unlimited number of shares of common stock and an unlimited number of shares of preferred stock.

Therefore, as of September 30, 2020, the Company is authorized to issue unlimited shares of common stock with a par value of $0.01 and unlimited shares of preferred stock with a par value of $0.01.

As of September 30, 2019, the Company was authorized to issue 400,000,000 of common stock with a par value of $0.0001. The Company had no authorized shares of preferred stock.

Common and Preferred Stock – Issued and Outstanding

At September 30, 2020 and 2019, there were 26,767,818 and 267,675,000 shares of common stock issued and outstanding, respectively.

At September 30, 2020 and 2019, there were no shares of preferred stock issued and outstanding.

Note 8. Income Taxes

Significant components of the Company's deferred tax assets are as follows:

	September 30, 2020	September 30, 2019
Deferred tax assets:
Net operating loss carryforwards	$231,785	$157,667
Total deferred tax assets	231,785	157,667
Less: valuation allowance	(231,785)	(157,667)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $76,459 for the year ended September 30, 2020, due to the increased accumulated deficit. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at September 30, 2020 available to offset future federal taxable income, if any, of $900,484. The majority of loss carry forwards will expire by the fiscal year ended September 30, 2039.

Accordingly, there is no current tax expense for the years ended September 30, 2020 and 2019.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended September 30, 2020 and 2019.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 26% and 21% for the years ended September 30, 2020 and 2019, respectively:

	2020	2019
Income tax benefit at statutory rate	$195,056	$7,594
Change in valuation allowance	(195,056)	(7,594)
	$-	$-

As of September 30, 2020, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of September 30, 2020, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

Note 9. Related Party

Gryphon Resources, Inc.

As of September 30, 2020, due to agreements executed as part of the Change of Control, the debt due to the former legal custodian of Gryphon in the amount of $31,988 was forgiven. Therefore, as of September 30, 2020, the Company has $0 in promissory notes payable and interest payable to the former legal custodian.

From September 2018 to June 2020, the Company incurred related party payables of $7,000 to an entity related to the legal custodian of Gryphon for professional fees. On March 31, 2019, $4,000 of this balance was converted into a promissory note payable bearing interest at an annual rate of 10%. In June 2020, $3,000 was converted into a non-interest bearing promissory note payable. As of September 30, 2020, this debt was forgiven during the Change of Control.

In December 2019, Gryphon issued a $7,247 promissory note payable related to the legal custodian of Gryphon. This note is non-interest bearing and is payable on demand. As of September 30, 2020, this debt was forgiven during the Change of Control.

In September 2019, Gryphon issued a $3,500 promissory note payable related to the legal custodian of Gryphon. This note is non-interest bearing and is payable on demand. As of September 30, 2020, this debt was forgiven during the Change of Control.

In July 2019, Gryphon issued a $2,150 promissory note payable related to the legal custodian of Gryphon. These notes bear interest at an annual rate of 10% and are payable on demand. As of September 30, 2020, this debt was forgiven during the Change of Control.

In June 2019, Gryphon issued a $5,000 promissory note payable and a $354 promissory note payable related to the legal custodian of Gryphon. These notes bear interest at an annual rate of 10% and are payable on demand. As of September 30, 2020, this debt was forgiven during the Change of Control.

In March 2019, Gryphon issued a $4,000 promissory note payable and a $2,794 promissory note payable related to the legal custodian of Gryphon. These notes bear interest at an annual rate of 10% and are payable on demand. As of September 30, 2020, this debt was forgiven during the Change of Control.

In January 2019, 150,000,000 shares of Gryphon common stock were issued in exchange for the cancellation of debt, $21,161 in convertible notes payable, and accrued interest to an entity related to the legal custodian of Gryphon.

In January 2019, Gryphon issued a $10,000 convertible note payable to an entity related to the legal custodian of Gryphon. This note bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. In connection with the above note, Gryphon recognized a beneficial conversion feature of $10,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of September 30, 2019, this note had been converted and $0 was outstanding in principal and accrued interest.

In December 2018, Gryphon issued a $5,000 convertible note payable to an entity related to the legal custodian of Gryphon. This note bears interest at an annual rate of 10% and is convertible to common shares of Gryphon at $0.0001 per share. In connection with this note, Gryphon recognized a beneficial conversion feature of $5,000, representing the maximum amount of the intrinsic value of the conversion feature at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended September 30, 2019. As of September 30, 2019, this note had been converted and $0 of the principal balance and accrued interest was outstanding on the note payable.

Ameritrust Corporation

At September 30, 2020, the majority shareholder, Director and CEO, Mr. Lee, paid the Company's legal fees and stock transfer agent fees which are offset by amounts he owes the Company.  The net related party accounts receivable balance as of September 30, 2020 amounts to $5,992, and is non-interest bearing.

Note 10. Change of Control and Common Control Merger

Change of Control

In March 2020, a Change of Control of the Company resulted from a private transaction where 142,500,000 shares of common stock representing an ownership interest of approximately 53% was purchased by Mr. Seong Y. Lee. The consideration for the shares was $0.0028 per share. The source of cash consideration for the shares was personal funds of Mr. Lee.

The following is the fair value of the assets acquired and the liabilities assumed in the Change of Control:

Assets
	Goodwill	$ 786,136

	Total Assets	786,136

Liabilities
	Accounts Payable	1,159
	Accounts Payable - Related Party	28,018
	Total Liabilities	29,177

	Net Assets	$ 756,959

Consideration
	Cash	$ 400,000
	Fair value of noncontrolling interest	$ 356,959

$ 756,959

Change of Control

In August 2020, Ameritrust Corporation, a Wyoming Corporation ("Ameritrust") merged with Ameritrust Corporation, a Georgia corporation ("AMGA"). In accordance with the terms of the Merger Agreement between the commonly controlled companies, AMGA shareholders received one share of common stock of Ameritrust for each share of AMGA that they held. Ameritrust is the surviving corporation in the merger.

For accounting purposes, the transaction was accounted for as a common control merger because Mr. Lee owns the majority of the stock outstanding and his management team holds all key positions in the management of the combined company.

The following is the book value of the assets acquired, and the liabilities assumed in this transaction:

Assets
	Cash	$ 3,252,771
	Due to Shareholder	84,558
	Investment BeeSpoke Capital LLC	65,000
	Property and Equipment, net	766,210
	Total Assets	4,168,539

Liabilities
	Total Liabilities	-

Net Assets		$ 4,168,539

Note 11. Material Agreements

Blue Diamond Ranch

In July 2020, the Company entered into a purchase agreement to acquire certain land near Ely, Nevada, including equipment, grazing permits and mineral rights, for approximately $15,000,000. It paid an escrow deposit of $500,000, with approximately $14,500,000 due to the seller at closing. Under the agreement, the deposit is forfeited if due diligence is not completed by December 1, 2020. The Company failed to close the transaction, and forfeited the $500,000 deposit.

Beespoke Capital Colorado, Inc.

In October 2019, before the change in control, the Company purchased the assets of Beespoke Capital Colorado, a broker-dealer firm ("Beespoke"). Subsequently, the licenses of Beespoke issued by the Financial Industry Regulatory Authority, Inc. ("FINRA") and the Securities and Exchange Commission ("SEC") expired and the principal officer of Beespoke resigned. The Company's current management is in the process of renewing such licenses. The Company converted Beespoke from a limited liability company to a corporation and changed its domicile from Colorado to Connecticut. Pending renewal of regulatory licenses, Beespoke is inactive.

Note 12. Concentration of Credit Risk

The Company relies heavily on the support of its Chairman and majority shareholder. A withdrawal of this support, for any reason, would have a material adverse effect on the Company's financial position and its operations.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued.

Real Estate Asset Acquisitions

On October 20, 2020, the Company issued 7,022,387,818,000 shares of common stock to related party investors in exchange for development properties comprised of three operating companies, land and buildings. Real estate development consist of residential unit sites and commercial offices. The operating companies lease the land for the residential unit sites under land use right leases with various terms from the Peoples Republic of China (PRC) government. The following table summarizes these properties:

Acquisition Date	Description of Property	Shares Issued
October 20, 2020	Beijing Meixin Fortune Plaza	483,002,832,900
October 20, 2020	Shenzhen Meixin Fortune Plaza	483,002,832,900
October 20, 2020	Shanghai Meixin Fortune Plaza	477,337,110,500
October 20, 2020	Guangzhou Meixin Fortune Plaza	413,597,733,700
October 20, 2020	Hangzhou Meixin Fortune Plaza	407,932,011,300
October 20, 2020	Liaoning Zhongshuiyatian Industry Co.	355,966,666,600
October 20, 2020	Shenyang Meixin Fortune Plaza	311,614,730,900
October 20, 2020	Chongqing Meixin Fortune Plaza	308,781,869,700
October 20, 2020	Tianjin Meixin Fortune Plaza	308,781,869,700
October 20, 2020	Chengdu Meixin Fortune Plaza	252,124,645,900
October 20, 2020	Nanjing Meixin Fortune Plaza	229,461,756,400
October 20, 2020	Xi'an Meixin Fortune Plaza	223,796,034,000
October 20, 2020	Sanya Meixin Fortune Plaza	223,796,034,000
October 20, 2020	Fuzhou Meixin Fortune Plaza	195,467,422,100
October 20, 2020	Wuhan Meixin Fortune Plaza	195,467,422,100
October 20, 2020	Kunming Meixin Fortune Plaza	174,220,963,200
October 20, 2020	Changsha Meixin Fortune Plaza	174,220,963,200
October 20, 2020	Taiyuan Meixin Fortune Plaza	152,974,504,200
October 20, 2020	Harbin Meixin Fortune Plaza	152,974,504,200
October 20, 2020	Jinan Meixin Fortune Plaza	152,974,504,200
October 20, 2020	Hefei Meixin Fortune Plaza	152,974,504,200
October 20, 2020	Zhengzhou Meixin Fortune Plaza	152,974,504,200
October 20, 2020	Guiyang Meixin Fortune Plaza	152,974,504,200
October 20, 2020	Changchun Meixin Fortune Plaza	150,141,643,100
October 20, 2020	Lanzhou Meixin Fortune Plaza	150,141,643,100
October 20, 2020	Nanning Meixin Fortune Plaza	141,643,059,500
October 20, 2020	Fushun Bank Co., Ltd	141,170,915,900
October 20, 2020	Yinchuan Meixin Fortune Plaza	128,895,184,100
October 20, 2020	Liaoning Pacific Industry Co., Ltd	50,821,529,700
October 20, 2020	Panjin Real Estate Co., Ltd	42,351,274,700
October 20, 2020	Fushun Fortune Plazza Real Estate Co,.Ltd	42,351,274,700
October 20, 2020	Shenyang Haojingxiang Real Estate Co., Ltd	35,292,729,000
October 20, 2020	Liaoning Zhongshuiyatian Industry Co., Ltd.	1,916,902,700
October 20, 2020	Bank of Fushun Co., Ltd	472,143,500
October 20, 2020	Liaoning Medical Center at Dalian	198,300,300
October 20, 2020	Liaoning Pacific Industry Co., Ltd	169,971,600
October 20, 2020	Panjin Real Estate Co., Ltd	141,643,000
October 20, 2020	Fushun Fortune Plazza Real Estate Co,.Ltd	141,643,000
October 20, 2020	Shenyang Haojingxiang Real Estate properties	118,035,800
	Shares issued in exchange for properties	7,022,387,818,000

The accounting treatment and related reporting associated with this transaction has not been consummated as of the date of this filing.

On October 20, 2020, the Company issued 217,159,376,133 shares of common stock for services, donations and gifts. The closing price of the Company's common stock was $0.29 per share on the date of issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)  Resignation of Independent Registered Public Accounting Firm.

On November 13, 2020, Boyle CPA, LLC ("Boyle") resigned as independent registered public accounting firm for the Company. A copy of Boyle's letter, dated November 13, 2020, to the Board of Directors of Ameritrust Corporation is filed as Exhibit 16.1 to this report.

The audit reports of Boyle on the consolidated financial statements of the Company for each of the two most recent fiscal years ended September 30, 2019 and September 30, 2018 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as modified by the going concern explanatory paragraph.

During the Company's two most recent fiscal years ended September 30, 2019 and September 30, 2018 and during the subsequent interim period (i) there were no disagreements with Boyle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to Boyle's satisfaction, would have caused Boyle to make reference to the subject matter of the disagreement in connection with its reports, and (ii) there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Boyle with a copy of the disclosures in this report prior to filing with the Securities and Exchange Commission (the "SEC"). A copy of Boyle's letter, dated February 9, 2021 , to the SEC, stating whether it agrees with the statements made in this report, is filed as Exhibit 16.2 to this report.

(b) Engagement of New Independent Registered Public Accounting Firm.

On January 6, 2021, the Company engaged Somerset CPAs, LLC ("Somerset") as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2020. The decision to appoint Somerset was approved by the Board of Directors.

During the two most recent fiscal years ended September 30, 2019 and September 30, 2018 and during the subsequent interim period from October 1, 2019 through January 6, 2021, neither the Company nor anyone on its behalf consulted Somerset regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Somerset concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a "disagreement" or a "reportable event," each as defined in Regulation S-K Item 304(a)(1)(v), respectively. Somerset CPAs, PC served as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended September 30, 2020. Boyle CPA, LLC served as our independent registered public accounting firm to audit our financial statements for the fiscal year ended September 30, 2019 and reviewed our quarterly financial statements through June 30, 2020. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

ITEM 9.A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive and financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this Annual Report. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive and financial officer). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Throughout the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in "Management's Report on Internal Control Over Financial Reporting" below. Our Chief Executive Officer has concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report, our Disclosure Controls were not effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the fact that our management is relying on external consultants for purposes of preparing its financial reporting package; however, the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

We engage an outside CPA with SEC related experience to assist in correction of these material weaknesses. In addition, we continue to appoint an accountant to provide financial statements on a monthly basis and to assist with the preparation of our SEC financial reports, which allows for proper segregation of duties as well as additional manpower for proper documentation.

Because of the material weakness described above, management concluded that, as of September 30, 2020 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the

Company's registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies to provide only management's report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the

Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

No changes have occurred in the Company's internal controls over financial reporting during the Company's last fiscal quarter, which has materially affected or is likely to affect such controls.

ITEM 9.B OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

2020
Name	Position	Age	Director Since
Seong Y. Lee*	Director and Chairman	68	2020

*The address for Mr. Lee is 66 Glenbrook Road, Suite T327, Stamford, CT 06902.

Seong Y. Lee

Mr. Seong Yeol Lee, 68, is the owner of Liaoning Cornell Co., LTD, a company located at 101-A 8 Xinli Street, Xicheng District, Yingkou City, Liaoning Province, China and he has served as its Chairman and Chief Executive Officer since April 18, 2018. Mr. Lee is also the owner of Liaoning Mt. Sinai General Hospital located in Yingkou City, Liaoning Province, China, and he has served as its Chairman, since its founding on June 8, 2018. From 2002 until 2003, Mr. Lee was the Chief Professor of the International Investment Banking Department of Haidian University, located in Beijing, China. From 1996 to 2002, Mr. Lee served as the Chairman and President, as well as Financial, Professional and International Insurance Specialist for Ameritrust Securities, Inc. located in Torrington, Connecticut. From 1996 to 2001, Mr. Lee was employed as an Actuarial Systems Analyst, Broker of Life, Health, Property and Casualty Insurance, and acted as an English and Korean Interpreter for the State of Connecticut Court System. Mr. Lee is also a Grand Master of Taekwondo and he has the following professional designations and qualifications: EGSP, RIA, CHFC, CIF, CFS. Mr. Lee also served as the USA Export Import Bank's Delegate Authority and Project Financier.

Mr. Lee graduated from Computer Processing Institute, located in East Hartford, Connecticut where he majored in computer programming and received his Computer Programmer Analyst Certificate in 1986. From 1987 to 1989, Mr. Lee studied Accounting and Finance at the University of Hartford in Hartford, Connecticut.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer and secretary. The following table sets forth information regarding our executive officers.

Name	Principal Occupation	Age	Officer Since
Seong Y. Lee	Chief Executive Officer and Chairman	68	2020
Jong Sun Kim	Secretary	60	2020

Mr. Lee's biographical summary is included under "Our Board of Directors."

Jong Sun Kim

From 1999 to 2016, Ms. Jong Sun Kim worked as a licensed practical nurse and team leader at Cheongdam Cosmetic Hospital located in Seoul, South Korea. From 2016 to 2018, Ms. Kim served as Assistant Secretary General for Ameritrust Corporation in the United States. From 2018 to the present, Ms. Kim worked as Secretary General for Ameritrust Corporation in South Korea. Ms. Kim served as General Manager for Beespoke Capital, Inc. in Seoul South Korea from March 1, 2020 to the present. Ms. Kim received a pastor certificate from Korea Presbyterian Theological Seminary in 2011.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2020 and 2019:

	Fiscal	Salary ($)	All Other Compensation ($)	Total ($)
Name and Principal Position	Year

Seong Y. Lee	2020	$ -	$ -	$ -
(Chief Executive Officer, Chairman and	2019	$ -	$ -	$ -
Director, effective April 15, 2020)

Jong Sun Kim	2020	$ -	$ -	$ -
(Secretary, effective July 31, 2020)	2019	$ -	$ -	$ -

Anthony Lombardo	2020	$ -	$ -	$ -
(Principal Chief Executive Officer,	2019	$ -	$ -	$ -
Chief Financial Officer, Secretary and Director) *
* Mr. Lombardo retired from the Board on November 4, 2020.

Employment Agreements

The Company does not have employment agreements with any of its officers or directors and there are no employees.

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended September 30, 2020 or 2019.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

Compensation Committee Interlocks and Insider Participation

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2020, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

Beneficial Owner	Number of Shares Beneficially Owned	Percent
Alden Worldwide, Inc.[1]	1,870,000	6.99%
Allan Muller[2]	4,875,000	18.21%

Named Executive Officers and Directors:
Mr. Seong Y. Lee, Chief Executive Officer, and Director	14,250,000	53.24%
Ms. Jong Sun Kim, Secretary	0	0%
All executive officers and directors as a group (1 person)	14,250,000	53.24%

1) We are unable to determine the beneficial owner or owners of Alden Worldwide, Inc. As part of its compliance with Nevada's "Custodian Statute," the Company's former Custodian sent a letter to the last known address of Alden Worldwide, Inc ., which was PH Plaza, 2000 Building 50th ST 16 FL, Panama City, Panama and the correspondence was returned unopened "return to sender."

2) Alan Muller's address is 46D Tohunga Crescent Parnell, Aukland, New Zealand 1052.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2020, a Change of Control of the Company resulted from a private transaction whereby 142,500,000 shares of common stock, representing approximately 53% of the outstanding shares, was purchased by Mr. Seong Y. Lee. Mr. Lee became CEO and the second member of the Board of Directors on April 15, 2020.

In January 2019, the Company issued 150,000,000 shares in connection with the conversion of three convertible notes held by Tourmeline Ventures, Inc., a company owned by the CEO and principal shareholder of the former Custodian of the Company. The note was issued to evidence advances s made by Tourmeline Ventures, Inc. to assist the Custodian in bringing the Company in compliance with its filing obligations, consistent with a Court Order appointing the Custodian. The convertible notes payable bore simple interest at a rate of 10% per annum. As of the date that the notes were converted, they represented $20,955 in principal such that together with interest of $206 the total purchase price for the shares was $21,161; accordingly, the total consideration paid for the 150 million shares on conversion was $21,161 or $0.00141 per share. In addition, Tourmeline Ventures, Inc. advanced additional funds required by the Custodian for additional expenses of the Company as part of the expenses of the custodianship. These funds were advanced under four promissory notes that bear simple interest at 10% per annum and total $12,418.

Other than as described herein, none of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than five percent of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last fiscal year.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Somerset CPAs, PC and Boyle CPA, LLC for the years ended September 30, 2020 and September 30, 2019.

	2020	2019
Audit fees	$100,000	$1,500
Tax fees	0	0
Total fees	$100,000	$1,500

Audit Fees

There were no audit fees incurred during the year ended September 30, 2020. Management engaged Somerset CPAs PC in 2021 to audit 2020. Audit fees of $1,500 for the year ended September 30, 2019 consist of the aggregate fees billed by Boyle CPA, LLC for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the nine months ended June 30, 2020 and the year ended September 30, 2019.

Tax Fees

There were no fees for tax compliance, tax advice, or tax planning to our auditors tor the years ended September 30, 2020 and 2019.

All Other Fees

There were no other fees billed by Boyle CPA, LLC or Somerset CPAs, PC for the years ended September 30, 2020 and 2019.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1.  Consolidated Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of September 30, 2020 and 2019
-	Consolidated Statements of Operations for the Years Ended September 30, 2020 and 2019
-	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2020 and 2019
-	Consolidated Statements of Cash Flows for the Years Ended September 30, 2020 and 2019
-	Notes to Consolidated Financial Statements

2.  Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3.  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AMERITRUST CORPORATION

/s/ Seong Y. Lee

Seong Y. Lee

Chief Executive Officer and Director

Dated: February 12, 2021

EXHIBITS

10.1	Purchase Agreement for Beespoke Capital
10.2	Agreement of Sale for Bedford, New York Property
10.3	Blue Diamond Purchase and Sales Agreement
10.4	Share Exchange Agreement Liaoning Zhongshuiyatian Industry Co., Ltd.
16.1	Resignation Letter from Boyle CPA, LLC, dated November 13, 2020, to the Board of Directors of Ameritrust Corporation
16.2	Letter from Boyle CPA, LLC, dated February 9, 2021 , to the Securities and Exchange Commission
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Extension Exhibits

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Seong Y. Lee, certify that:

1. I have reviewed this annual report on Form 10-K of Ameritrust Corporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: February 12, 2021

 /s/ Seong Y. Lee

Seong Y. Lee
Chief Executive Officer (Principal Executive Officer

Exhibit 31.2

 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Seong Y. Lee, certify that:

1. I have reviewed this annual report on Form 10-K of Ameritrust Corporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: February 12, 2021

/s/ Seong Y. Lee

Seong Y. Lee
Chief Executive Officer (Principal Financial Officer)

Exhibit 32.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Annual Report on Form 10-K of Ameritrust Corporation (the "Company") for the year ending September 30, 2020, I, Seong Y. Lee, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Annual Report on Form 10-K for the fiscal year ending September 30, 2020, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-K for the year ending September 30, 2020 fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2021

Ameritrust Corporation

By: /s/ Seong Y. Lee

Seong Y. Lee

Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Annual Report on Form 10-K of Ameritrust Corporation (the "Company") for the year ending September 30, 2020, I, Seong Y. Lee, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Annual Report on Form 10-K for the fiscal year ending September 30, 2020, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-K for the year ending September 30, 2020 fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2021

Ameritrust Corporation

By: /s/ Seong Y. Lee

Seong Y. Lee

Chief Executive Officer (Principal Financial Officer)