Form 10-Q
period 2020-12-31
Ameritrust Corp
filed 2021-05-20
CIK 1372954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                        .

Commission file number: 000-53371

AMERITRUST CORPORATION

(Exact name of Registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	26-2877927 (I.R.S. Employer Identification Number)
1712 Pioneer Ave., Suite 500 Cheyenne, WY (Address of principal executive offices)	82001 (Zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X]  No[ ]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer [x]	Smaller reporting company [x]
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

The Registrant has 7,239,573,961,951 shares of common stock outstanding as of April 30, 2021.

-i-

AMERITRUST CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms "we," "us," "our,"or the "Company" refer to Ameritrust Corporation.

This Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are used under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation," and elsewhere in this Quarterly Report on Form 10-Q. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons. These forward looking statements are made only as of the date of this Report on Form 10-Q. We do not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

		December 31, 2020	September 30, 2020
Assets
Current assets
Cash and cash equivalents	Note 3	$11,601,437	$4,006,230
Restricted cash		12,300,039	12,264,017
Net receivables and notes		336,237	238,914
Other receivables		119,428,167	261,489,496
Advance payment		13,472,937	23,163,808
Inventory		19,686	19,686
Real estate under development and completed	Note 4	292,414,984	279,327,231
Right to use assets		50,715	50,715
Net receivables from related parties		180,392,527	5,992
Other current assets		65,000	65,000
Total current assets		630,081,729	580,631,089
Noncurrent assets
Net estate		23,019,738	23,497,369
Equity in net assets of nonconsolidated related companies	Note 6	1,532,591	1,532,591
Net goodwill and intangible assets	Note 5	6,567,378	6,590,948
Total noncurrent assets		31,119,707	31,620,907
Total assets		$661,201,436	$612,251,996

Liabilities and equity
Current liabilities
Accounts and notes payable		$65,483,789	$77,328,377
Short-term debt		200,974,910	197,435,884
Customer deposits		53,191,534	54,495,369
Other accounts payable and accrued liabilities		81,048,760	244,208,921
Liability of right to use		50,715	50,715
Amounts due to related parties		262,159,709	53,735,244
Total current liabilities		662,909,417	627,254,509
Non-current liabilities
Long term debt		11,532,744	18,133,611
Total non- current liabilities		11,532,744	18,133,611
Total liabilities		674,442,161	645,388,121
Stock right
Common stock, $0.01 par value		14,738,395	14,738,395
Additional paid in capital		11,782,993	4,782,993
Retained earnings		(39,762,113)	(52,657,513)
Accumulated other comprehensive losses		-	-
Total shareholders' equity		(13,240,725)	(33,136,125)
Foreign currency translation adjustment			-
Total share capital		(13,240,725	(33,136,125)
Total liabilities and equity		$661,201,436	$612,251,996

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

Net sales and revenue	Three Months Ended (December 31, 2020)
Real estate sales	$16,231,698
Real estate rental income	1,421,125
Other sales revenue	-
Net sales and total revenue	$17,652,823
Fees and expenses	$-
Cost of real estate sales	(783,573)
Rental cost of real estate	101,771
Other cost of sales
Taxes and surcharges	1,010,561
Operating expenses	388,494
General and administrative expenses	1,185,364
Total cost	$1,902,617
Net interest income	(2,994,033)
Net other non-operating income	59,407
Income from investment	-
Income before income tax	$12,815,580
Income tax expense	-
Net income	$12,815,580
Net loss attributable to non-controlling interests	-
Net income attributable to shareholders	$12,815,580

Net income attributable to common shareholders	$12,815,580

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

Three Months Ended (December 31, 2020)
Cash flow from operating activities
Net income	$12,815,580
Accounts receivable and bills	(97,323)
Other receivables	142,061,329
Real estate developed and completed	(13,087,753)
Advance payment	(9,690,872)
Due from Related parties	(180,386,535)
Due to related parties	(208,424,464
Accounts and notes payable	11,844,587
Customer deposits	(1,303,835)
Other accounts payable and accrued liabilities	(163,160,161)
Net cash provided by operating activities	(409,429,447)
Cash flow from investment activities
Purchase of property and equipment	-
Joint control merger	-
Net cash used in investment activities	-
Cash flow from financing activities
Due to related parties	203,480,676
Repayment of the current portion of short-term and long-term bank loans	(63,420,000)
Income from current portion of short-term bank loans and long-term bank loans	270,000,000
Cash received from absorbing investment	7,000,000
Net cash provided (used in) by financing activities	417,060,676
Effects of exchange rate changes on cash, cash equivalents and restricted cash	-
Net increase (decrease) in cash, cash equivalents and restricted cash	7,631,229
Cash, cash equivalents and restricted cash at the beginning of the period	16,270,247
Cash, cash equivalents and restricted cash at the end of the period	$23,901,476

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONCISE CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Ordinary shareholders				Total share capital
	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive losses
Balance as at September 30, 2020	14,738,395	4,782,993	(52,657,513)		(33,136,125)
Adjustment at the beginning of the period			79,820		79,820
Net income			12,815,580		12,815,580
Invested capital		7,000,000			7,000,000
Balance as at December 31, 2020	14,738,395	11,782,993	(39,762,113)		(13,240,725)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

Ameritrust Corporation is a real estate holding, development and operation company, and looking for real estate investment. The goal is to acquire, hold, develop and operate commercial real estate. The accompanying consolidated financial statements include the accounts of Ameritrust Corporation, Beespoke Capital Colorado, Inc. and four subsidiaries (entities), namely Liaoning Pacific Industrial Co., Ltd., Panjin Pacific Real Estate Co., Ltd., Shenyang Haojingxiang Real Estate Co., Ltd. and Fushun Fortune Plaza Real Estate Co., Ltd. All inter-company accounts, transactions and balances have been eliminated in the merger.

The consolidated financial statements are presented in accordance with the accounting principles related to jointly controlled transactions. ASC 805-50 manages transactions between jointly controlled entities. ASC 805, Business Combination, clearly defines the common control transaction scope of business combination (ASC 805-10-15-4). ASC 805-10-20 defines business combination as a transaction in which the acquirer gains control, which is different from the combination of two entities controlled by the same person, because neither entity can gain control of the other entity.

On August 28, 2020, Ameritrust and Gryphon, two entities under common control, merged. The transaction does not meet the definition of a business combination.

Our common stock trades on the OTC PINK Marketplace under the ticker symbol "ATCC" (formerly "GRYO").

The recording currency of the company is US dollar and the reporting currency is US dollar.

On August 28, 2020, Ameritrust and Gryphon, two entities under common control, merged. The transaction does not meet the definition of a business combination.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Form 10-K.

Note 2. Significant Accounting Policies

Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions, which will affect the reported amount of assets, liabilities and expenses during the reporting period. On an ongoing basis, the company evaluates its estimates. As more information becomes available, actual results may differ significantly from estimates.

Our estimates include the valuation of goodwill, the selection of the estimated useful life of real estate and the valuation of deferred income tax assets.

Fair value measurements

According to the input of asset or liability valuation model, FASB's authoritative guide to fair value measurement establishes a three-level structure. The first level input refers to the quoted price of the same asset in the active market; the second level input is the important observable input; the third level input is the important unobservable input.

If available, the company uses quoted prices from active markets to determine fair value. Non-financial assets measured at fair value on a non-recurring basis mainly include goodwill and real estate assets. When events and circumstances indicate that the book value cannot be recovered, the company will review the impairment indicators of these assets.

Due to the short-term nature and liquidity of these instruments, the book values of cash and accounts payable are close to their fair values. The management believes that the company has no significant interest or credit risk arising from these financial instruments.

Cash

Cash consists of highly liquid investments with an original maturity of three months or less. Sometimes, the company's deposits with financial institutions exceed the federal insurance limit.

Developing real estate

Real estate includes residential land under development. Real estate under construction is valued at the lower of cost and fair value.

Land development expenditure, including land use right cost, deed tax, early development cost, project cost, etc., excluding depreciation, is capitalized according to individual identification method and allocated to development projects.

When the book value exceeds the fair value, the real estate under development will be subject to valuation adjustment. Only when the book value of the asset is not recoverable and exceeds the fair value, the impairment loss is recognized. If the book value exceeds the sum of the undiscounted cash flows expected to be generated by the asset, the book value is not recoverable. The company reviews the future losses and impairments of all real estate projects by comparing the estimated future undiscounted cash flow of each project with the book value of the project.

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

The Company adopted ASU 2016-02 using the modified retrospective method, and accordingly, the new guidance was applied to leases that existed as of December 31, 2020. The adoption of ASU 2016-02 did not have a material impact on the Company's balance sheet, results of operations or cash flows. The Company leases a vehicle used for business. The lease expires in August 2023.

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

Business Combinations

The December 31, 2020 consolidated financial statements present the combined operations of Ameritrust and Gryphon beginning on March 25, 2020, which is the date a Change of Control effected a new beginning of period.

Pending Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which amends disclosure requirements on fair value measurements in Topic 820. This amendment modifies the valuation process of fair value measurements by removing the disclosure requirements for the valuation processes for Level 3 fair value measurements, clarifying the timing of the measurement uncertainty disclosure, and including the changes in unrealized gains and losses for recurring Level 3 fair value measurements in other comprehensive income if held at the end of the reporting period. It also allows the disclosure of other quantitative information in lieu of the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and should be applied prospectively for the most recent period presented in the initial fiscal year of adoption. The Company is currently evaluating the impact that this guidance will have on the Company's results of operations, financial position and cash flows.

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

Note 3. Cash and cash equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total amount shown in the consolidated cash flow statement:

	December 31, 2020	September 30, 2020
Cash and cash equivalents
Cash and fixed deposits(a)	$11,601,437	$4,006,230
Limited cash	12,300,039	12,264,017

Note 4. Real estate under development and completed

	December 31, 2020	September 30, 2020
Development completed:
Panjin Fortune Building	64,188,025	63,988,788
Jingbin Garden	2,292	2,292
Hunnan project	54,905	54,905
Jinzhaoyuan International Building - Intelligent choice hotel of Shenyang North Railway Station	2,086,732	2,086,732
North 2nd Road Project	1,443	1,443
Shopping malls connected with Jinzhaoyuan international building and world financial center phase I and II	185,056	139,909
Jinzhaoyuan International Building - Mulongquan bath	60,852	60,852
Total amount of real estate development completed	66,579,305	66,334,921
Real estate under development:
Jinzhaoyuan international building north station building phase I	4,428,762	4,428,762
World Financial Center - North Station building phase II	91,944,238	91,784,497
World Financial Center - Marriott Hotel	45,187,463	44,889,826
Financial Building (Holiday Inn)	5,814,858	5,805,448
Financial Building (Whole building)	19,232,527	19,079,673
Financial Building (Anshan Office)	418,625	42,879
Financial Building (Anshan Sales Office)	82,371	77,848
Financial Building (Stereo parking equipment)	577,921	577,921
Financial Building (Heat exchange station, fire pump)	340,546	340,546
Financial Building (Chaoshan kitchen)	391,924	391,924
Fushun Today Sunshine Real Estate(1-1 × plot)	49,278,651	38,259,445
Bedford land, New York	766,210	766,210
Prepaid taxes related to real estate	7,371,583	6,547,331
Total real estate under development	225,835,679	212,992,310
Total number of completed and developing real estate development projects	$292,414,984	$279,327,231

Note 5. Goodwill

When events and circumstances indicate that the book value cannot be recovered, the company measures goodwill at fair value on a non-recurring basis.

As of December 31, 2020, such assets or liabilities do not need to be regularly measured at fair value.

Note 6. Long term equity investment

			December 31 2020
	Initial cost	Ownership
	USD		USD
Shenyang Yuhong Yong'an Village Bank Co., Ltd	1,532,591	10%	1,532,591
Total	1,532,591		1,532,591

Note 7. Income tax

Deferred income tax assets and liabilities are determined based on the estimated future tax impact of net operating loss and credit carry forward, as well as the temporary differences between the tax base of assets and liabilities and their respective financial reporting amounts measured at the current promulgated tax rates. If the possibility of realization of the deferred income tax assets is not great, the company records the estimated valuation allowance of the deferred income tax assets.

When evaluating the variability of deferred income tax assets, the management considers whether some or all of the deferred income tax assets are more likely to be unrealized. The realization of deferred income tax assets depends on the generation of sufficient taxable income in the future period and in the jurisdiction where these temporary differences can be deducted. When the company determines that part of the deferred income tax assets are likely to be unrealized, the company records the valuation allowance.

The accounting of deferred income tax is based on the estimation of future results. The difference between the expected and actual results of these future results may have a significant impact on the company's comprehensive operating results or financial position. In addition, changes in current federal and state tax laws and rates may affect future tax results and the valuation of the company's deferred tax assets and liabilities.

Interest and penalties associated with unrecognized tax benefits are recognized as part of income tax expenses in the consolidated financial statements. Assessing an uncertain tax situation requires significant judgment. The company assesses its uncertain tax position on a quarterly basis. Assessment is based on many factors, including changes in facts or circumstances, changes in tax laws, correspondence with tax authorities during the audit process, and effective solutions to audit problems. Changes in the recognition or measurement of uncertain tax status may result in an increase or decrease in corporate income tax expenses during the change period.

AMERITRUST CORPORATION AND SUBSIDIARIES WITH DEVELOPING PROPERTIES

PROFORMA CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Proforma consolidated financial statements

TABLE OF CONTENTS

Pages
Consolidated Balance Sheets as of December 31, 2018, 2019 and 2020	F-2
Consolidated Statements of Comprehensive (Loss)/Income for the years ended December 31, 2018, 2019 and 2020	F-3
Consolidated Statements of Changes in Deficit for the years ended December 31, 2018, 2019 and 2020	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2019 and 2020	F-5
Notes to Consolidated Financial Statements for the years ended December 31, 2018, 2019 and 2020	F-6 - F-18

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED BALANCE SHEETS

As of December 31, 2018, 2019 and 2020

(All amounts stated in US$, except for number of shares data)

Notes		December 31, 2018	December 31, 2019	December 31, 2020
		US$	US$	US$
ASSETS

Current assets
Cash and cash equivalents		1,295,126	1,934,243	2,122,260
Restricted cash		-	11,489,200	12,300,039
Accounts receivable		1,166,639	176,110	336,237
Other receivables	3	34,597,818	106,731,963	119,428,167
Inventory		18,674	18,447	19,686
Advances to suppliers		8,765,223	8,235,129	13,472,937
Real estate properties under development uncompleted	4	147,207,668	184,594,362	217,697,886
Real estate properties development completed	4	45,702,027	45,400,796	66,579,304
Prepaid tax relating to real estate properties				1,903,526
Withholding tax				5,468,058
Amounts due from related parties	12	70,835,674	94,931,588	180,386,535
Total current assets		309,588,849	453,511,838	619,714,635

Property and equipment, net	5	25,294,730	70,705,166,137	70,704,889,426
Long-term investment	6	88,489,301	1,436,150	1,532,590
Intangible assets	7	5,079,227	5,505,794	5,781,242
Total non-current assets		118,863,258	70,712,108,081	70,712,203,258
TOTAL ASSETS		428,452,107	71,165,619,919	71,331,917,893

LIABILITIES AND SHAREHOLDERS'DEFICIT

Current liabilities
Accounts payables and notes payables		66,183,126	72,288,604	65,459,035
Short-term bank loans	8	193,842,844	188,222,589	200,974,910
Customer deposits	9	28,574,029	21,586,723	53,191,534
Other payables and accrued liabilities	11	233,485,835	279,002,508	81,048,760
Amounts due to related parties	12	45,580,796	59,985,614	262,159,708
Total current liabilities		567,666,630	621,086,038	662,833,948
Long-term bank loans		-	-	11,532,744
Total non-current liabilities		-	-	11,532,744
Total liabilities		567,666,630	621,086,038	674,366,692

Commitments and contingencies	13

Shareholders' deficit
Common shares		11,428,728	70,696,195,118	70,696,382,506
Retained earnings		(155,254,578)	(157,964,926)	(38,789,206)
Accumulated other comprehensive (loss)/gain		4,611,327	6,303,689	-
Foreign currency translation adjustments		-	-	(42,099)
Total deficit		(139,214,523)	70,544,533,881	70,657,551,201
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT		428,452,107	71,165,619,919	71,331,917,893

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS/INCOME

For the years ended December 31, 2018, 2019, 2020

(ALL amounts stated in US$, except for number of shares data)

	Notes	Year ended December 31
		2018	2019	2020
		US$	US$	US$
Revenue:
Real estate sales		8,261,049	1,495,522	16,231,698
Real estate lease income		2,813,248	2,115,251	4,912,262
Other sales revenue		-	-	1,722,300
Nonbusiness income		-	-	93,332
Total revenue		11,074,297	3,610,773	22,959,592
Costs of revenue:
Cost of real estate sales		(8,283,247)	(163,839)	783,573
Cost of real estate lease income		(781,964)	(845,255)	(314,838)
Other Operating Cost		-	-	(1,722,300)
Nonoperating outlay		-	-	(33,925)
Total costs of revenue		(9,065,211)	(1,009,064)	(1,287,490)
Gross profit		2,009,086	2,601,709	21,672,102
Taxes and Additional		-	-	(2,089,105)
Selling and distribution expenses		(107,664)	(92,645)	(701,414)
General and administrative expenses		(3,098,869)	(2,990,319)	(2,912,975)
Operating loss		(1,197,447)	(481,255)	15,968,608

Interest expense		(12,524,411)	(14,584,995)	(15,110,920)
Gain on long term investment		-	12,377,195	3,309,410
Gain on disposal of properties		7,696,041	-	-
Dividends income		-	-	-
Loss from operations before income		(6,025,817)	(2,689,055)	4,167,098
Income taxes	10	(193,068)	(21,293)
Net loss		(6,218,885)	(2,710,348)	4,167,098
Foreign currency translation adjustments		7,885,013	1,692,362	-
Total comprehensive (loss)/income		1,666,128	(1,017,986)	4,167,098

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2019, 2020 (All amounts stated in US$, except for number of shares data)

Year Ended December 31,

	2018	2019	2020
	US$	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(6,218,885)	(2,710,348)	4,167,098
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016,079	1,820,673	1,901,997
Gain on disposal of properties	(7,696,041)	-

Changes in operating assets and liabilities:
Accounts receivable	(589,609)	984,628	(160,127)
Real estate properties development completed	(6,336,597)	(257,026)	(21,178,508)
Real estate properties under development	(41,906,027)	(39,537,610)	(33,103,524)
Inventory	-	-	(1,239)
Advances to suppliers	(294,305)	427,038	5,237,808
Other receivables	50,251,819	(73,171,515)	(12,696,204)
Deposits for land use rights	-	-	-
Amounts due from related parties	-	-	(85,454,947)
Accounts payable and notes payables	29,028,745	6,969,490	-
Customer deposits	3,880,688	(6,696,031)	(31,604,811)
Other payables and accrued liabilities	(9,226,749)	48,768,500	194,675,417
Net cash (used in) /provided by operating activities	12,909,118	(63,402,201)	15,713,865
CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of properties held for lease and property and equipment	-	-	-
Purchase of property and equipment	-	-	276,711
Acquisition of land use right	-	(581,440)	-
Acquisition of long-term investment	-	-	-
Proceed from disposal of properties	9,159,837	-	-
Proceed from disposal of long-term investment	-	86,706,847	-
Amounts due from related parties	(64,696,993)	(25,169,857)	-
Net cash (used in)/provided by investing activities	(55,537,156)	60,955,550	276,711

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related parties	47,480,492	15,086,524	(28,321,013)
Repayments of short-term bank loans and current portion of long-term bank loans	(237,751,030)	(195,608,470)	(194,798,738)
Proceeds from short-term bank loans and current portion of long-term bank loans	233,009,070	192,319,142	205,862,931
Capital injection	669,378	2,896,702	-
Net cash provided by financing activities	43,407,911	14,693,898	(17,256,821)
NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND	779,873	12,247,247	998,856
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62,478)	(118,930)	-
Cash, cash equivalents and restricted cash, at beginning of year	577,731	1,295,126	13,423,443
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF YEAR	1,295,126	13,423,443	14,422,299

SUPPLEMENTARY INFORMATION ON CASH FLOWS
Cash and cash equivalents	1,295,126	1,934,243	2,122,260
Restricted cash	-	11,489,200	12,300,039

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the years ended December 31, 2018, 2019, 2020

(ALL amounts stated in US$, except for number of shares data)

	Common Shares	Retained Earnings	Other Comprehensive Income / (Loss)	Total
	US$	US$	US$	US$
BALANCE AT DECEMBER 31, 2017	10,759,350	(149,035,693)	(3,273,686)	(141,550,029)
Capital injection	669,378	-	-	669,378
Foreign currency translation	-	-	7,885,013	7,885,013
Net loss	-	(6,218,885)	-	(6,218,885)
BALANCE AT DECEMBER 31, 2018	11,428,728	(155,254,57)	4,611,327	(139,214,523)
Capital injection	2,896,702	-	-	2,896,702
Proposed investment in twenty-nine properties	70,681,869,688	-	-	70,681,869,688
Foreign currency translation	-	-	1,692,362	1,692,362
Net loss	-	(2,710,348)	-	(2,710,348)
BALANCE AT DECEMBER 31, 2019	70,696,195,118	(157,964,926)	6,303,689	70,544,533,881
Adjustment of variances at the beginning of the period	187,388	115,008,622	(6,303,689)	108,892,321
Capital injection	(42,099)	-	-	(42,099)
Proposed investment in twenty-nine properties	-	-	-	-
Foreign currency translation	-	-	-	-
Net loss	-	4,167,098	-	4,167,098
BALANCE AT DECEMBER 31, 2020	70,696,340,407	(38,789,206)	-	70,657,551,201

The accompanying notes are an integral part of the consolidated financial statements.

Description of the Pro Forma Financial Statements

For The Years Ended December 2018, 2019 And 2020

1. Background information of business and organization

Liaoning Pacific Industrial Co., Ltd (“LPIC”) was incorporated on January 16, 1996 located at No. 1998, Zhonghua Road, Heping District, Shenyang City. LPIC is engaged in the field of real estate development and sale of commercial housing, design and construction of security technology and hotel management. On April 22, 2020, Ameritrust Corporation, a Georgia Corporation, has signed share exchange agreement with LPIC by issuing 169,971,671 shares of common stock in exchange of LPIC’s all outstanding shares.

Panjin Pacific Real Estate Co., Ltd., (“PPRE”) was incorporated on July 31, 2014 located at No. 36 Shifu Street, Xinglongtai District, Panjin City. PPRE is engaged in the field of real estate development; sales of commercial houses; interior and exterior decoration design and construction. On April 22, 2020, Ameritrust Corporation, a Georgia Corporation, has signed share exchange agreement with PPRE by issuing 141,643,059 shares of common stock in exchange of PPRE’s all outstanding shares.

Shenyang Haojingxiang Real Estate Co., Ltd. (“SHRE”) was incorporated on 23, 2016 located at No. 644, Minglian Road, Huanggu District, Shenyang City. SHRE is engaged in the field of power engineering construction, highway engineering, bridge engineering, indoor and outdoor decoration engineering design and construction. On April 22, 2020, Ameritrust Corporation, a Georgis Corporation, has signed share exchange agreement with SHRE by issuing 118,035,883 shares of common stock in exchange of SHRE’s all outstanding shares.

Fushun Fortune Plaza Real Estate Co., Ltd. (“FFPRE”) was established on September 11, 2018 located at No. 4 store, Building 100, Gaoshan Road, Shuncheng District, Fushun City, Liaoning Province. FFPRE is engaged in the field of real estate development, sales, property management, real estate development, commercial housing sales and house rental. On April 22, 2020, Ameritrust Corporation, a Georgis Corporation, has signed share exchange agreement with FFPRE by issuing 141,643,059 shares of common stock in exchange of FFPRE’s all outstanding shares.

2.Summary of significant accounting policies

(a) The Group and basis of presentation and consolidation

The four entities (collectively, the “Group”) are principally engaged in residential real estate development and the Group's operations are conducted in the PRC. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). All inter-company transactions and balances between the companies have been eliminated upon consolidation.

The accompanying financial statements are presented on the basis that the Group is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Group incurred net loss of US$4,167,098(December 31, 2019: US$2,710,348; December 31, 2018: US$6,218,885) and net cash used in operating activities of US$998,856 (December 31, 2019: US$63,402,201; December 31, 2018: US$12,909,118) during the year ended December 31, 2020. As of December 31, 2020, the Group had net current liability of US$662,833,948(December 31, 2019: US$167,574,200; December 31, 2018: US$258,077,781) and equity of US$70,657,551,201(December 31, 2019: US$70,544,533,881; December 31, 2018: US$-139,214,523).

The ability to continue as a going concern is dependent upon the Group’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Therefore, there is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. In light of management’s efforts, there are no assurances that the Group will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The Group expects to finance operations primarily through capital contributions from the shareholders. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Group be unable to continue as a going concern.

(b )Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment and finance lease, allowance for doubtful amount associated with accounts receivables, other receivables, contract assets and advances to suppliers,  fair values of the purchase  price allocation with respect to business combinations, progress towards the completion  of the performance obligation, accounting for the impairment of real estate properties under development, real estate properties held  for lease and long-term investments and provision necessary for contingent liabilities. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

(c) Fair value of financial instruments

Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, other deposits and prepayments, due from related parties, other receivables, long-term investments, accounts payable, customer deposits, other payables and accrued liabilities, short- term bank borrowings and due to related parties. The carrying amounts of the aforementioned financial instruments, mainly long-term investments. Long-term investment has no quoted market prices and it is not practicable to estimate their fair value without incurring excessive costs. The Group reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

For long-term investments other than those accounted for under the equity method or those that result in consolidation of the investee, the Group measures equity investments at fair value and recognizes any changes in fair value in net income. However, for equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in ASC 820 to estimate fair value using the net asset value per share (or its equivalent) of the investment, the Group chose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting date, the Group is required to make a qualitative assessment as to whether equity investments without a readily determinable fair value for which the measurement alternative is elected is impaired. In the event that a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than the carrying value, the carrying value is written down to its fair value. A variety of factors are considered when determining if a decline in fair value is below carrying value, including, among others, the financial condition and prospects of the investee.

Accounting guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting guidance establishes three levels of inputs that may be used to measure fair value:

Level 1-Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2-Includes other inputs that are directly or indirectly observable in the market place

Level 3-Unobservable inputs which are supported by little or no market activity.

ASC 820 describes three main approaches for measuring the fair value of assets and liabilities: (1) market approach; (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

In accordance with ASC 820, investment in marketable equity securities and investment in real estate investment trusts ("REITs") classified as is within Level 1 as the Group measures the fair value using quoted trading prices that are published on a regular basis, and investment in equity securities in unlisted companies categorized as Level 3 is measured at fair value using alternative method, less any impairment, plus or minus changes resulting from observable price in orderly transactions.

(d) Foreign currency translation

The Group's financial information is presented in U.S. dollars. The functional currency of the entities of the Group located in the PRC is Renminbi ("RMB"), the currency of the PRC. The consolidated financial statements of the Group have been translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. The PRC entities’ financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(e) Cash and cash equivalents

The Group considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts mainly in the PRC. The vast majority of the PRC bank balances are denominated in RMB.

Cash includes cash on hand and demand deposits in accounts maintained with various state-owned and private banks within the PRC. Total cash in banks (excluding restricted cash), of which the vast majority of deposits are not covered by insurance.

(f) Restricted cash

The Group is required to maintain certain deposits with banks that provide banking facilities.

As of December 31, 2020, the Group held US$12,260,724(December 31, 2019: US$ 11,489,200, December 31, 2018: nil) in its bank accounts with withdrawal restriction for its Note Payables.

(g) Real estate properties development completed and under development

Real estate properties completed and under development consist of residential unit sites and commercial offices. The Group leases the land for the residential unit sites under land use right leases with various terms from the PRC government. Real estate properties development completed and under development are stated at the lower of carrying amounts or fair value less selling costs.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs and engineering costs, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales value of units to the estimated total sales value times the total project costs.

Costs of amenities transferred to buyers are allocated as common costs of the project that are allocated to specific units as a component of total construction costs. For amenities retained by the Group, costs in excess of the related fair value of the amenities are also treated as common costs. Results of operations of amenities retained by the Group are included in the current operating results.

In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

When the profitability of a current project deteriorates due to a slowdown in the sales pace, reduction of pricing or some other factor, this indicates that there may be a possible future loss on delivery and possible impairment in the recoverability of the assets. Accordingly, the assets of such project are subsequently reviewed for future losses and impairment by comparing the estimated future undiscounted cash flows for the project to the carrying value of such project. If the estimated future undiscounted cash flows are less than the asset's carrying value, such deficit will be charged as a future loss and the asset will then be written down to its estimated fair value.

The Group determines estimated fair value primarily by discounting the estimated future cash flows relating to the asset. In estimating the cash flows for a project, the Group uses various factors including (a) the expected pace at which the planned number of units will be sold, based on competitive market conditions, historical trends in sales pace and actual average selling prices of similar product offerings and any other long or short-term economic conditions which may impact the market in which the project is located; (b) the estimated net sales prices expected to be attained based on the current market conditions and historical price trends, as well as any estimated increases in future sales prices based upon the projected rate of unit sales, the estimated time gap between presale and expected delivery, the impact of government policies, the local and regional competitive environment, and certain external factors such as the opening of a subway line, school or factory; and (c) the expected costs to be incurred in the future by the Group, including, but not limited to, construction cost, construction overhead, sales and marketing, sales taxes and interest costs.

The Group's determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risk associated with the assets and related estimated cash flows. The discount rate used in determining each project's fair value depends on the stage of development, location and other specific factors that increase or decrease the risk associated with the estimated cash flows.

For the periods presented, the Group did not recognize any impairment for real estate properties completed and under development.

(h) Revenue recognition

Revenue is recognized when control of the goods or services are transferred to the customer at an amount that reflects the consideration to which the Group expects to be entitled in exchange for those goods or services. The Group also elected to exclude sales taxes and other similar taxes from the measurement of the transaction price. Therefore, revenues are recognized net of business tax, value added taxes ("VAT").

Real estate sales

Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. Depending on the terms of the contract and the laws that apply to the contract, control of the asset may transfer over time or at a point in time.

For real estate sales contracts for which the Group has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation. Otherwise, revenue is recognized at a point in time when the customer obtains the physical possession, the legal title, or the significant risks and rewards of ownership of the assets and the Group has present right to payment and the collection of the consideration is probable. The progress towards complete satisfaction of the performance obligation is measured based on the Group's efforts or inputs to the satisfaction of the performance obligation, by reference to the contract costs incurred up to the end of reporting period as a percentage of total estimated costs for each contract.

Generally, the Group receives short-term advances from its customers for real estate sales. Using the practical expedient, the Group does    not adjust the promised amount of consideration for the effects of a significant financing component if it expects, at contract inception, that the period between the transfer of the promised good or service to the customer and when the customer pays for that good or service will be one year or less. The Group also receives long-term advances from customers for real estate sales. The transaction price for such contracts   is adjusted for the effects of a financing component, if long-term advances from customers is assessed as significant at the individual contract level.

Real estate management lease income

Real estate lease income is generally recognized on a straight-line basis over the terms of the tenancy agreements. For real estate leases, these contracts are treated as leases for accounting purposes, rather than contracts with customers subject to ASC 606.

Contract liabilities

A contract liability is the obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. If a customer pays consideration before the Group transfers goods or services to the customer, a contract liability is recognized when the payment is made or the payment is due (whichever is earlier). The Group's contract liabilities are comprised of customer deposits, which are recognized as revenue when the Group performs under the contract.

The following table presents the Group's contract balances as of December 31, 2018, 2019 and 2020:

	December 31, 2018	December 31, 2019	December 31, 2020
Customer deposits	28,574,029	21,586,723	53,191,534

(i) Accounts receivable

Accounts receivable represents the Group's right to an amount of consideration that is unconditional (i.e. only the passage of time is required before payment of the consideration is due). The Group's account receivable consists of balances due from customers for the sale of residential units and lease income in the PRC. These balances are unsecured, bear no interest and are due within a year.

Accounts receivable are reviewed periodically as to whether their carrying value has become impaired. The Group considers the assets to be impaired if the collectability of the balances become doubtful. As of December 31, 2020, there was no allowance for doubtful accounts (December 31, 2019: nil, December 31, 2018: nil).

(j) Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals with which the Group has business relationships.

Other receivables are reviewed periodically as to whether their carrying value has become impaired. The Group considers the assets to be impaired if the collectability of the balances becomes doubtful. As of December 31, 2020, there was no allowance for doubtful accounts (December 31, 2019: nil, December 31, 2018: nil)

(k) Deposits for land use rights

Deposits for land use rights consist of upfront cash payments made to local land bureaus to secure land use rights under executed short-term or long-term land framework cooperation agreements or land use rights agreements.

Deposits for land use rights are reviewed periodically as to whether their carrying value has become impaired. The Group considers the assets to be impaired if the collectability of the balances become doubtful. There were no impairment losses for any periods presented.

(l) Advances to suppliers

Advances to suppliers consist of amounts paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential or commercial units in the PRC. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. The Group considers the assets to be impaired if it is doubtful that the services and materials can be provided. As of December 31, 2018, 2019and 2020, there was no allowance provided.

(m) Customer deposits

Customer deposits consist of sales proceeds received from customers from the sale of residential or commercial units in the PRC. In the PRC, customers will generally obtain financing for the purchase of their residential or commercial unit prior to the completion of the project. The Group receives these funds and recognizes them as a customer deposit current liability until the revenue can be recognized.

(n) Notes payable and other payables

Notes payable represents short-term bank acceptance notes issued by financial institutions that entitle the holder to receive the stated amount from the financial institutions at the maturity date of the notes. The Group has utilized notes payable to settle amounts owed to suppliers and contractors. The notes payable is non-interest bearing and is normally settled within six months. Notes payable was US$356,643, US$22,978,400 and US$24,521,449 as of December 31, 2018, 2019 and 2020, respectively.

(o) Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Office buildings	5-20 years
Vehicles	5-10 years
Equipment	5-10 years
Furniture and fixtures	3-10 years

Maintenance, repairs and minor renewals are charged directly to expense as incurred unless such expenditures extend the useful life or represent a betterment, in which case they are capitalized.

(p) Income taxes

The Group accounts for income tax using the balance sheet method. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as unutilized net operating losses. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future utilization is uncertain.

Late payment interests and penalties arising from underpayment of income taxes is recognized according to the relevant tax law. The amount of interest expense to be recognized is computed by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken in a tax return. Interest recognized in accordance with ASC 740-10, Income Tax ("ASC 740-10") is classified in the consolidated financial statements as interest expense, while penalties recognized in accordance with this interpretation are classified in the consolidated financial statements as other expenses.

In accordance with the provisions of ASC 740-10, the Group recognizes in its consolidated financial statements the impact of a tax position if a tax return's position or future tax position is "more likely than not" to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the "more likely than not" threshold are measured (using a probability weighted approach) at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. The Group's estimated liability for unrecognized tax benefits is periodically assessed for adequacy and may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of     the audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from the Group's estimates. As each audit is concluded, adjustments, if any, are appropriately recorded in the Group's consolidated financial statements. Additionally, in future periods, changes in facts, circumstances, and new information may require the Group to adjust the recognition and measurement estimates with regards to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur.

(q) Land Appreciation Tax ("LAT")

In accordance with the relevant taxation laws for real estate companies of the provinces in which the entities operate in the PRC, the local tax authorities levy LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, being the proceeds of sales of properties less deductible expenditures, generally including borrowing costs and relevant property development expenditures. LAT is generally prepaid based on a fixed percentage (varying by local tax jurisdiction) of customer deposits and is expensed when the related revenue is recognized.

(r) Comprehensive income

Comprehensive income is defined as the changes in equity of the Group during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For each of the periods presented, the Group's comprehensive income includes net income and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive income.

(s) Leases

The Group adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) from January 1, 2019.

As a lessor, the Group’s leases are classified as operating leases under ASC 842, and thus the pattern of recognition of real estate lease income remains unchanged from previous lease accounting guidance. Leases, in which the Group is the lessor, are substantially all accounted for as operating leases and the lease components and non-lease components are accounted for separately.

(t) Segment Reporting

In accordance with ASC 280, Segment Reporting, segment reporting is determined based on how the Group's chief operating decision maker reviews operating results to make decisions about allocating resources and assessing performance for the Group. However all four entities of the Group are operating in the Liaoning Province, which the property developments have similar expected economic characteristics, type of properties offering, customers and market and regulatory environment. Hence there is no segment report disclosed.

(u) Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"). The amendments in ASU 2016- 13 update guidance on reporting credit losses for financial assets. This ASU requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. For available-for-sale debt securities with unrealized losses, entities will be required to recognize credit losses through an allowance for credit losses. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are U.S. SEC filers, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The update is effective in fiscal years beginning after December 15, 2019, and interim periods therein, and early adoption is permitted for entities that have adopted ASC 606. This guidance should be applied retrospectively to the date of initial application of Topic 606. The Group does not believe the adoption of ASU 2018-18 will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes as part of the FASB's overall initiative to reduce complexity in accounting standards. The amendments include removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The update is effective in fiscal years beginning after December 15, 2020, and interim periods therein, and early adoption is permitted. Certain amendments in this update should be applied retrospectively or modified retrospectively, all other amendments should be applied prospectively. The Group is currently evaluating the impact on its financial statements of adopting this guidance.

3. Other receivables

The following summarizes the details of other receivables:

	December 31, 2018	December 31, 2019	December 31, 2020
	US$	US$	US$
Fushun Land Acquisition Reserve Trading Center	-	24,183,876
Shenyang Pacific Xin Tiandi Real Estate Co., Ltd.	8,001,410	9,582,818
Liaoning Pacific Real Estate Co., Ltd.	-	8,658,402
Liaoning Li De Wu Trading Co., Ltd.	8,137,950	7,383,842
Shenyang Xilun Textile Industry Co., Ltd.	-	7,209,473	7,693,604
Shenyang Huixiang Yidong Trading Co., Ltd.	7,269,200	7,180,750
Liaoning Zhucheng Real Estate Co., Ltd.	-	7,180,750	7,662,953
Liaoning Yudong Trading Co., Ltd.	-	7,028,462
Shengbo, Li	3,289,633	3,249,605
Fushun Shuncheng District Land Reserve Integration Center	-	2,982,941	3,517,432
Liaoning Zangyuan Investment Co., Ltd.	4,256,160	2,312,296
Shenyang Hongda Technology Co., Ltd.	1,859,408	1,836,783	1,960,127
Minghui Financial Leasing Co., Ltd.	2,548,830	-
Huizhou Shunzhan Trading Co., Ltd.	-	-	1,879,411
Dalian Baichuan Golden Sun Culture Shenyang Branch	-	-	1,304,089
Yan, Xing	-	-	1,180,554
Jilin Jiuying Investment Management Group Co., Ltd.	-	-	1,271,759
Liying, Huang	-	-	1,145,228
Zhejiang Baide Guangzhen Film and Television Culture Co., Ltd.	-	-	1,097,335
Dongmei, Ren	-	-	1,072,813
Yongan	-	-	10,357,610
Shen He Xia Wei Yi	-	-	1,831,867
Beijing Yangxin Yang Consulting Co., Ltd	-	-	198,769
Light Industry Plant II (Wang Zhongxuan)	-	-	8,429,248
Shenyang Chengda Refrigeration Co., Ltd	-	-	6,216,359
Panjin Wanxin Hui Trading Co., Ltd	-	-	6,206,992
Liaoning Amelit Environmental Materials Technology Co. Ltd	-	-	5,534,868
Tiexi and Shengyuan Board Distribution	-	-	4,597,772
Shenyang Qizhi Trading Co., Ltd	-	-	4,367,883
Ming Hui Finance Lease Limited	-	-	3,852,101
Hanji Shun	-	-	3,065,181
Shenyang Hongda Technology Co. Ltd	-	-	1,960,127
Shenyang Chengjun Haifu Trading Co., Ltd	-	-	1,924,134
Dalian Mingshang Trading Co., Ltd	-	-	1,685,850
Shenyang Tiexi Xinsheng and Hardware Building Materials Distribution Department	-	-	1,532,591
Shenyang Jiuli Building Materials Co. Ltd	-	-	1,532,591
Huludao Longgang District Wanxiang Microloan Company	-	-	1,532,591
Zhao Zhijia	-	-	1,494,276
Hu Qi	-	-	1,380,328

Xu He-nan	-	-	1,226,072
Beijing Business Hotel	-	-	1,067,975
By Delin (Dandong property)	-	-	1,019,173
East Yu	-	-	996,184
Yin Baoli	-	-	995,310
Jiang Shaowei (Knitting Factory 2)	-	-	841,014
Ruifeng Huayang Investment Company	-	-	766,295
Dalian Bowen Hotel Management Co., Ltd	-	-	766,295
Exhibition	-	-	766,295
Shenyang Boyi Heng Decoration Engineering Co. Ltd	-	-	756,607
Li Dongfei	-	-	742,157
Hong Lei	-	-	674,263
Xu Bin	-	-	552,177
Su Wenbo	-	-	505,755
Xue Peihua	-	-	505,755
Sun Liang	-	-	503,808
Lee Siu-sen	-	-	488,127
Shenyang Shenyang Shenyang City Business Hotel	-	-	475,299
Li Chen Huludao Dongsheng Carbon Plant	-	-	459,777
Panjin He Chong Real Estate Marketing Planning Co. Ltd	-	-	433,178
Zhang Yu	-	-	409,048
Zhang Qi	-	-	387,745
Chifeng Tongyuan Gold Mine Co., Ltd	-	-	382,381
Fuxin Bank	-	-	319,577
Zhao Ling	-	-	306,518
Ho Wan Army	-	-	306,518
Bi Wenping	-	-	295,024
China Well-off Construction Association	-	-	265,068
Song Jinghai	-	-	229,889
Du Peng	-	-	227,945
Tiedong Chaoshan Hotel	-	-	218,754
KIM CHUL RAK( Kim Chollo)	-	-	199,237
Chao Lou Hotel, Longgang District	-	-	199,237
Fuxin Bank Shenyang Branch Business Department (Lu Jingqiang)	-	-	199,236
Li Xiaobai	-	-	180,802
Ai Jiang Shan	-	-	168,585
Zhang Jun	-	-	154,216
Qi Ying	-	-	153,597
Yujunge Entertainment Club, Zhongshan District, Dalian	-	-	153,259
Lee Kam-wah	-	-	153,259
Shenyang Yixing Aerospace Equipment Manufacturing Group Co. Ltd	-	-	153,259
Li Weiyi	-	-	153,259
Liaoning Construction and Installation Group Co., Ltd. Rongpan Branch	-	-	153,259
Shenyang Yongsheng Leisure Shopping Plaza Co., Ltd	-	-	153,259
High Star	-	-	153,259
Others	1,784,057	16,763,433	1,778,018
	34,597,818	106,731,963	119,428,167

Other receivables primarily represent various cash advances to unrelated companies and individuals with which the Group has business relationships and they are unsecured, non-interest bearing and due on demand.

4. Real estate properties development completed and under development

The following summarizes the components of real estate properties development completed and under development at December 31, 2018, 2019 and 2020:

		December 31,
	2018	2019	2020
	US$	US$	US$
Development completed:
Panjin Fortune Building	43,666,894	43,227,664	64,188,025
Jing Bin Yuan	2,174	2,148	2,292
Hunnan Project	52,084	51,450	54,905
Jinzhaoyuan International Building - Shenyang North Station Zhixuan Holiday-Inn	1,979,507	1,955,421	2,086,732
Beier Road Project	1,368	1,352	1,443
Connection of Phase I and phase II Shopping Malls	-	108,049	185,056
Jinzhaoyuan International Building - Mulongquan Spa		54,712	60,852
Real estate properties development completed	45,702,027	45,400,796	66,579,304

Jinzhaoyuan International Building - North Station Building Phase I	4,095,064	4,045,236	4,428,762
Global Financial Center - North Station Building Phase II	85,756,748	85,502,606	91,944,238
Jinzhaoyuan International Building - Shenyang North Station Zhixuan Holiday-Inn	-	-	0
Global Financial Center - Marriott Hotel	30,933,093	40,267,662	45,187,463
Connection of Phase I and phase II Shopping Malls	52,843	-
Financial Building (Holiday Inn)	5,424,533	5,440,132	5,814,858
Financial Building (Building as a whole)	18,120,810	17,959,414	19,232,527
Financial Building (Anshan Office)	36,346	67,671	418,625
Financial Building (Anshan Sales Office)	14,506	14,330	82,371
Financial Building (Three-dimensional Parking Equipment)	141,150	225,601	577,921
Financial Building (Heat Exchange Station, Fire Pump)	182,578	319,117	340,546
Financial Building (Chaoshan Kitchen)	-	143,615	391,924
Fushun Jin Ri Yang Guang (Site 1-1#)	-	28,211,006	49,278,651
Prepaid tax relating to real estate properties	4,473,261	4,437,055	-
	149,230,932	186,633,445	217,697,886
Prepaid taxes related to real estate			1,903,526
(Loss)/profit recognized	(1,830,158)	(1,844,825)	-
Less: progress billings (Note 9)	(193,106)	(194,258)	-
Real estate properties under development:	147,207,668	184,594,362	219,601,412

Total real estate properties development completed and under development	192,909,695	229,995,158	286,180,716

5. Property and equipment, net

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2019	December 31, 2020
	US$	US$	US$
Vehicles	11,826	11,682	725,378
Equipment	730,189	687,723	12,467
Furniture and fixtures	266,102	290,665	273,017
Office buildings	35,191,142	34,762,945	37,097,350
Proposed investment in twenty-nine properties(1)	-	70,681,869,688	70,681,869,688
Total	36,199,260	70,717,622,703	70,719,977,900
Accumulated depreciation	(10,904,530)	(12,456,566)	(15,088,474)
Property and equipment, net	25,294,730	70,705,166,137	70,704,889,426

(1) The details of the twenty-nine properties are listed below:

	Appraisal Value RMB	Estimated appraisal Value (USD:$) (RATIO 1:7.06)	Estimated Total Investment RMB	Estimated Total Investment(USD:$) (RATIO 1:7.06) USD	TOTAL NUMBER OF SHARES SUBSCRIBED ($3 PER SHARE)
1. Hai Wan Cheng Project	4,100,000,000	580,736,544	40,600,000,000	5,750,708,215	1,916,902,738
2. Changchun Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431	500,472,144
3. Beijing Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329	1,610,009,443
4. Shanghai Meixin Fortune Plaza Project	11,233,333,333	1,591,123,702	33,700,000,000	4,773,371,105	1,591,123,702
5. Sanya Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340	745,986,780
6. Harbin Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
7. Shenyang Meixin Fortune PlazaProject	7,333,333,333	1,038,715,770	22,000,000,000	3,116,147,309	1,038,715,770
8. Hangzhou Meixin Fortune Plaza Project	9,600,000,000	1,359,773,371	28,800,000,000	4,079,320,113	1,359,773,371
9. Fuzhou Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221	651,558,074
10. Jinan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
11. Guangzhou Meixin Fortune Plaza Project	9,733,333,333	1,378,659,112	29,200,000,000	4,135,977,337	1,378,659,112
12. Wuhan Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221	651,558,074
13. Chengdu Meixin Fortune Plaza Project	5,933,333,333	840,415,486	17,800,000,000	2,521,246,459	840,415,486
14. Kunming Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632	580,736,544
15. Lanzhou Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431	500,472,144
16. Nanning Meixin Fortune Plaza Project	3,333,333,333	472,143,532	10,000,000,000	1,416,430,595	472,143,532
17. Yinchuan Meixin Fortune Plaza Project	3,033,333,333	429,650,614	9,100,000,000	1,288,951,841	429,650,614
18. Taiyuan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
19. Nanjing Meixin Fortune Plaza Project	5,400,000,000	764,872,521	16,200,000,000	2,294,617,564	764,872,521
20. Hefei Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
21. Zhengzhou Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
22. Changsha Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632	580,736,544
23. Guiyang Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
24. Xi'an Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340	745,986,780
25. Chongqing Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697	1,029,272,899
26. Tianjin Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697	1,029,272,899
27. Shenzhen Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329	1,610,009,443
28. Fushun Bank	10,000,000,000	1,416,430,595	10,000,000,000	1,416,430,595	472,143,532
29. Dalian Plastic Surgery Hospital Project	14,000,000	1,983,003	14,000,000	1,983,003	661,001
Total	163,580,666,666	23,170,066,100	499,014,000,000	70,681,869,688	23,560,623,229

As of December 31, 2018, 2019 and 2020, the long-term investment consisted of the following:

			December 31,
	Initial Cost	Ownership	2018
	US$	%	US$
Nonmarketable equity securities
Fuxin Bank Co., Ltd.	92,016,904	5%	87,035,461
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,537,050	10%	1,453,840
Total	93,553,954	15%	88,489,301

			December 31,
	Initial Cost	Ownership	2019
	US$	%	US$
Nonmarketable equity securities
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,537,050	10%	1,448,351
Total	1,537,050	10%	1,448,351

			December 31,
	Initial Cost	Ownership	2020
	US$	%	US$
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,532,591	10%	1,532,591
Total	1,532,591	10%	1,532,591

7. Intangible Assets

	December 31, 2018	December 31, 2019	December 31, 2020
	US$	US$	US$
Land use right	5,230,123	5,743,026	6,583,696
Land use right Accumulated depreciation at December 31,	(150,896)	(237,232)	(803,380)
Land use right, net	5,079,227	5,505,794	5,780,316
Others	-	-	2,222
Others Accumulated depreciation at December 31,	-	-	(1,296)
Others use right, net	-	-	926

Amortization expense for Land use right for the year ended December 31, 2020 amounted to US$93,537 (2018: US$58,606; 2019: US$88,921).

Amortization is computed using the straight-line method over the estimated useful lives of the land use rights. Estimated useful lives of the land use rights are between 20-32 years.

7. Short-term bank loans and other debt

Short-term bank loans and other debt represent amounts due to various banks and financial institutions that are due on the dates indicated below. Short-term bank loans and other debt at December 31, 2018, 2019and 2020 consisted of the following:

	December 31, 2018	December 31 , 2019	December 31, 2020
	US$	US$	US$
Loan from The Bank of Fuxin Shengyang Branch:
Due October 17, 2019, at 5.0025% per annum	98,497,660	-	-
Due September 19, 2020, at 8.00% per annum	-	79,778,133	-
Due September 27, 2021, at 8.00% per annum	-	-	85,135,404
Loan from The Bank of Hu Lu Dao Shengyang Branch:
Due April 19, 2019, at 7.80% per annum	26,109,513	-	-
Due May 14, 2020, at 6.67% per annum	-	32,887,835	-
Due January 10, 2021, at 7% per annum	-	-	7,662,953
Due June 5, 2021, at 6.50% per annum	-	-	7,662,953
Due June 17,2021, at 6.50% per annum	-	-	19,770,418
Loan from The Bank of Fushun Beizhan Branch:
Due May 13, 2019, at 6.10% per annum	26,169,120	-	-
Due May 12, 2020, at 6.67% per annum	-	34,467,600	-
Due May 10, 2021, at 8% per annum	-	-	36,782,172
Loan from The Bank of Rural Commercial Dadong Branch:
Due June 27, 2019, at 8.19% per annum	8,455,533	-	-
Due June 15, 2020, at 8.19% per annum	-	7,180,750	-
Due June7, 2021, at 8.19% per annum	-	-	7,662,953
Personal loan:
Due July 19, 2019, at 8.57% per annum	2,180,760	-	-
Due July 19, 2020, at 8.57% per annum	-	1,872,618	-
Due 2021, at 8.61% ,8.56per annum	-	-	5,829,851
Loan from The Bank of Fuxin Panjin Branch:
Due March 7, 2019, at 5.0025% per annum	32,430,258	-	-
Due March 7, 2020, at 5.0025% per annum	-	32,035,653	-
Due March 9, 2021, at 8.00% per annum	-	-	30,468,206
Total short-term bank loans and other debt	193,842,844	188,222,589	200,974,910

9. Customer deposits

Advances for real estate properties comprise of amounts received from customers for the pre-sale of residential or commercial units in the PRC.

	December 31, 2018	December 31, 2019	December 31, 2020
	US$	US$	US$
Advances for real estate properties	28,767,135	21,780,981	53,191,534
Less: recognized as progress billings (Note 4)	(193,106)	(194,258)
Customer deposits (Note 2(h))	28,574,029	21,586,723	53,191,534

10. Income taxes

Corporate income tax ("CIT")

The Group's PRC entities are subject to income tax at the statutory rate of 25% in accordance to the PRC corporate income tax laws and regulations.

The Group’s entities incorporated in the PRC have unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Group did not record deferred tax asset at December 31, 2018, 2019 and 2020.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

	Year ended December
	2018	2019	2020
	US$	US$	US$
Current tax:
Income tax expense	193,068	21,293	-

The Group's income tax expense differs from the tax expense computed by applying the PRC statutory CIT rate of 25% for the years ended December 31, 2017, 2018 and 2019, are as follows:

	Year ended December 2018	Year ended December 2019	Year ended December 2020
	US$	US$	US$
CIT at rate of 25%	(1,506,454)	(672,264)	1,041,775
Changes in valuation allowance	1,699,522	693,557	(1,041,775)
Income tax expense	193,068	21,293

11. Other payables and accrued liabilities

	December 31, 2018	December 31, 2019	December 31, 2020
	US$	US$	US$
Other tax payables	708,942	1,021,686	1,096,675
Salary payables	122	885	332
Other payables (1)	232,776,771	277,979,937	79,951,753
Total	233,485,835	279,002,508	81,048,760

(1) Other payables primarily represent various cash advances from unrelated companies and individuals with which the Group has business relationships and they are unsecured, non-interest bearing and due on demand.

12. Related party transactions

	December 31, 2018	December 31, 2019	December 31, 2020
Amount due from related parties	US$	US$	US$
Shengyang Ruibo Hotel Management Co., Ltd	1,508,436	16,110,101	8,115,289
Liaoning Tongfei Investment Co., Ltd.	37,285,981	45,904,686	50,116,592
Liaoning Tongfei General Aviation Co., Ltd.	12,459,463	15,368,388	24,732,733
Xu Bai	-	-
Jun Li	5,169,893	798,537	852,160
Changgang Bai	14,411,901	16,749,876	-
Beijing woze handing corporation management co., ltd.	-	-	3,831,476
Chaoshan Kitchen (Yueshan Kitchen)	-	-	81,718
Donglizhi	-	-	1,748,702
Gaoyuting	-	-	8,735,766
Lishengbo	-	-	1,579,229
Liaoning cangyuan investment co., ltd	-	-	2,769,191
Liaoning hualang electronic equipment co., ltd	-	-	592,750
Liaoning lide Wu trading co., ltd	-	-	7,911,890
Liaoning Pacific ocean real estate company	-	-	9,239,832
Liaoning Pacific chain network science and technology information co., ltd	-	-	185,975
Liaoning Pacific ocean investment co., ltd	-	-	45,274,817
Shenyang Baiji Real Estate Development Co., Ltd. (Shenbei Project)	-	-	3,164,244
Shenyang hongjian aviation technology co., ltd	-	-	288,094
Shenyang lidiwu corporation management co., ltd	-	-	176,122
Shenyang Pacific ocean new world real estate real estate co., ltd	-	-	10,160,465
Shenyang general aviation	-	-	249,901
Shenyang xindini trading co., ltd	-	-	257,475
Shenyang yuegangshan catering co., ltd	-	-	321,055
Supplier: Liaoning Suisi Construction Engineering Group Co., Ltd. (Section 2)	-	-	107
Shenyang ruibai hotel management co., ltd	-	-	952
	70,835,674	94,931,588	180,386,535

Amount due to related parties
Shenyang Ruiyin Investment CO., Ltd.	1,725,774	-	2,094,883
Liaoning United Airlines Shenyan Aircraft Co., Ltd.	19,738,786	19,497,890	28,700,057
Xu Bai	171,235	152,854	303,117
Changgang Bai	3,591,241	4,150,648	5,102,064
Liaoning Tongfei General Club Co., Ltd.	20,353,760	20,106,100	-
Liaoning Suisi Construction Engineering Group Co., Ltd.	-	11,396,273	113,216
Liaoning Pacific Investment Co., Ltd.	-	4,681,849	-
Anshan guanghai property management co., ltd	-	-	45,813
Bailiyan	-	-	10,728,134
Beijing Ming he ju feng investment management co., ltd	-	-	383,148
Dalian sanxing building development co., ltd	-	-	8,238,390
Northeast international auction co., ltd	-	-	854,344
Guomei	-	-	697,329
Langwan decoration engineering co., ltd	-	-	20,082,623
Liaoning lide Wu trading co., ltd	-	-	1,878,874
Liaoning tongfei general aviation club co., ltd	-	-	21,456,268
Liaoning Yudong trading co., ltd	-	-	49,959,793
Panjin guanghai property management co., ltd	-	-	776,607
Shenyang cheng da Guo ao management company	-	-	25,155,441
Shenyang Chunjiang real estate co., ltd	-	-	3,242,812
Shenyang guanghai property management co., ltd	-	-	3,935,344
Shenyang hui Xiang yi dong trading co., ltd	-	-	34,138,249
Shenyang jinsheng housing development co., ltd	-	-	25,554,778
Shenyang langwan decoration engineering co., ltd	-	-	12,033,893
Shenyang lide Wu corporation management co., ltd	-	-	8,584
Shenyang qinjian culture media co., ltd	-	-	323,804
Shenyang xindini trading co., ltd	-	-	3,639,872
Shenyang Heart Information Testing Center of China Medical University	-	-	941,896
Shenyang China medical university medical equipment research and development center co., ltd	-	-	1,770,377
	45,580,796	59,985,614	262,159,710

13. Commitments and contingencies

Shenyang Guanghai Property Management Co., Ltd. sued Fuxin Bank Co., Ltd. for the rent dispute over house leasing (19th floor, 20th floor and 21st floor of Phase II), and Liaoning Pacific Industrial Co., Ltd. was the third person in the case. The first trial has ruled that Fuxin Bank will pay Shenyang Guanghai Property Management Co., Ltd. US$2,800,656; Fuxin Bank has appealed to the Intermediate People's Court. In the second trial, Fuxin Bank changed Liaoning Pacific Industrial Co., Ltd. from the third party to the appellee. As of December 31, 2020, the second trial had not been held.

Panjin Pacific Real Estate Co., Ltd. has one pending lawsuit, and the litigant is Liaoning Zhongda Engineering Cost Consulting Co., Ltd., with the lawsuit amount of US$ 15,326. As of December 31, 2020, there is no final judgment yet.

Shenyang Haojingxiang Real Estate Co., Ltd. expects to pay for the purchase of the financial building (construction in progress) in 2021, and the estimated unpaid amount is US$15,325,905 (as the two parties have not signed a contract, the amount is estimated).

14. Concentration of risk

The Group's operations are conducted in the PRC. Accordingly, the Group's business, financial condition and results of operations is primarily influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy.

The Group's operations in the PRC are subject to special considerations and significant risks. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti- inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Group transacts all of its business in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the US$. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.

To the extent that the Group needs to convert US$ into RMB for capital expenditures and working capital and other business purposes, appreciation of RMB against US$ would have an adverse effect on the RMB amount the Group would receive from the conversion. Conversely, if the Group decides to convert RMB into US$ for the purpose of making payments for dividends on ordinary shares, strategic acquisitions or investments or other business purposes, appreciation of US$ against RMB would have a negative effect on the US$ amount available to the Group. In addition, a significant depreciation of the RMB against the US$ may significantly reduce the US$ equivalent of the Group’s earnings or losses.

In addition, no single customer accounted for more than 10% of revenue for the years ended December 31, 2018, 2019 and 2020.

15. Subsequent events

Since January 2021, the coronavirus pandemic (“the COVID-19”) has spread across China and other countries, governments have implemented a series of measures including travel restrictions and quarantines to contain COVID-19, which adversely affected the real estate industry where the Group operates. We currently believe our first quarter results of operations will be negatively impacted by these developments. The development and evolution of the COVID-19 in China and globally still has great uncertainty in the duration and severity, which may further amplify and delay the impact on the recovery of the real estate industry. Given the uncertainty about the situation, the Group currently cannot estimate the impact to the 2021 financial performance and cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as 'may,' 'would,' 'could,' 'anticipate,' 'estimate,' 'plans,' 'potential,' 'projects,' 'continuing,' 'ongoing,' 'expects,' 'believe,' 'intend' and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

Overview

The following discussion and analysis of our financial condition and results of operations ('MD&A') should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10Q.

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

Three Months Ended December 31, 2020 and 2019

We generated revenues of $16,231,698 from sales of real estate during the three months ended December 31, 2020, compared to zero for the three months ended December 31, 2019. This is due to the fact that there were no properties owned in 2019, while properties were acquired in 2020. For similar reasons, real estate rental income for the period ended December 31, 2020 was $1,421,125, while there was no real estate rental income for the corresponding period in 2019. Costs associated with real estate sales were $783,573 during the three months ended December 31, 2020, compared to zero for the three months ended December 31, 2019, since no properties were owned in 2019.

General and administrative expenses for the three months ended December 31, 2020 were $1,185,364, compared to $1,142 during the corresponding period in 2019. This increase is due to significantly increased activity, including acquisition of real estate properties, during 2020, while the corporation was relatively dormant during 2019.   Interest expense for the three months ended December 31, 2020 was    $2,994,033, compared to $361 for the three months ended December 31, 2019. The increased interest expense related to properties acquired during 2020.

Liquidity and Capital Resources

In assessing its liquidity, management monitors and analyzes the Company's cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. The Company, as of the date of this filing, had approximately $11,601,437 in unrestricted available cash, which can be used to finance operations over the next 12 months. However, the Company had not generated any revenues from operations during the three months ended December 31, 2020, other than revenues from the sale of real estate properties. For the three months ended December 31, 2020, our total expenses were $1,902,617 consisting primarily of costs of rental real estate, taxes, legal and accounting fees, administrative expenses and filing fees. Net cash used in operating activities was $409,429,447 for the three months ended December 31, 2020, compared to net cash used in operating activities of $ 7,247 during the corresponding period of 2019.

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

At December 31, 2020, we had an accumulated deficit of $13,240,725 and cash and cash equivalents (other than restricted cash) of$11,601,437. At December 31, 2019, we had an accumulated deficit of $755,900 and cash of $0.

COVID-19 Pandemic Update

The ongoing outbreak of Coronavirus (COVID-19) has caused significant disruptions to national and global economies and government activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," the Company is not required to respond to this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the fact that our management is relying on external consultants for purposes of preparing its financial reporting package; however, the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Since January 2020, the coronavirus pandemic ("the COVID-19") has spread across China and other countries, governments have implemented a series of measures including travel restrictions and quarantines to contain COVID-19, which adversely affected the real estate industry where the Company operates. We currently believe our fourth quarter results of operations will be negatively impacted by these developments. The development and evolution of the COVID-19 in China and globally still has great uncertainty in the duration and severity, which may further amplify and delay the impact on the recovery of the real estate industry. Given the uncertainty about the situation, the Company currently cannot estimate the impact to the 2021financial performance and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Section 302 Certification by the Corporation's Principal Executive Officer *
31.2	Section 302 Certification by the Corporation's Principal Financial Officer *
32.1	Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
32.2	Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
101	XBRL Interactive Exhibit Tables*
Filed herewith.*

SIGNATURE

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ameritrust Corporation

By:	/s/Seong Y. Lee
Seong Y. Lee
President (Principal Executive Officer)
Dated: May 20, 2021

 Exhibit 31.1

AMENDED CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Seong Y. Lee , certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of Ameritrust Corporation (the "registrant");

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 20, 2021	/s/Seong Y. Lee
Seong Y. Lee
President

 Exhibit 31.2

AMENDED CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Seong Y. Lee , certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of Ameritrust Corporation (the "registrant");

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 20, 2021	/s/Seong Y. Lee
Seong Y. Lee
Acting Chief Financial Officer

 Exhibit 32.1

AMENDED CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Ameritrust Corporation (the "Company") on Form 10-Q for the nine months ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Seong Y. Lee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 20, 2021	/s/Seong Y. Lee
Seong Y. Lee
President

Exhibit 32.2

AMENDED CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Ameritrust Corporation (the "Company") on Form 10-Q for the nine months ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Seong Y. Lee, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 20, 2021	/s/Seong Y. Lee
Seong Y. Lee
7	Acting Chief Financial Officer