Form 10-Q
period 2021-03-31
Ameritrust Corp
filed 2021-06-08
CIK 1372954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 7,239,573,961,951 shares of common stock outstanding as of June 07, 2021.

-i-

AMERITRUST CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms "we," "us," "our," or the "Company" refer to Ameritrust Corporation.

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

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

		March 31, 2021	September 30, 2020
Assets		(Unaudited)
Current assets
Cash and cash equivalents	Note 3	$8,743,735	$4,006,230
Restricted cash		12,606,926	12,264,017
Net receivables and notes		563,432	238,914
Other receivables		121,791,514	261,489,496
Advance payment		14,983,473	23,163,808
Inventory		19,686	19,686
Real estate under development and completed	Note 4	285,266,643	279,327,231
Right to use assets		50,715	50,715
Net receivables from related parties		178,385,320	5,992
Other current assets		65,000	65,000
Total current assets		622,476,444	580,631,089
Noncurrent assets
Net estate		29,526,151	23,497,368
Equity in net assets of nonconsolidated related companies	Note 6	1,532,591	1,532,591
Net goodwill and intangible assets	Note 5	6,543,809	6,590,948
Total noncurrent assets		37,602,551	31,620,907
Total assets		$660,078,995	$612,251,996

Liabilities and equity
Current liabilities
Accounts and notes payable		$67,602,455	$77,328,377
Short-term debt		196,486,245	197,435,884
Customer deposits		60,630,713	54,495,369
Other accounts payable and accrued liabilities		77,652,501	244,208,921
Liability of right to use		50,715	50,715
Amounts due to related parties		263,890,877	53,735,244
Total current liabilities		666,313,506	627,254,510
Non-current liabilities
Long term debt		8,577,909	18,133,611
Total non- current liabilities		8,577,909	18,133,611
Total liabilities		674,891,415	645,388,121
Stock right
Common stock, $0.01 par value		14,738,395	14,738,395
Additional paid in capital		11,782,993	4,782,993
Retained earnings		(41,333,808)	(52,657,513)
Accumulated other comprehensive losses		-	-
Total shareholders' equity		(14,812,420)	(33,136,125)
Foreign currency translation adjustment		-	-
Total share capital		(14,812,420)	(33,136,125)
Total liabilities and equity		$660,078,995	$612,251,996

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020		March 31, 2021	March 31, 2020
Net sales and revenue			$
Real estate sales	$6,102,395	2,407,543		22,334,093	3,281,037
Real estate rental income	850,224	-		2,271,349	-
Other sales revenue	-	-		-	-
Net sales and total revenue	6,952,619	2,407,543		24,605,442	3,281,037
Fees and expenses	-	-		-	-
Cost of real estate sales	3,064,735	1,653,289		2,281,162	1,707,885
Rental cost of real estate	-	-		101,771	-
Other cost of sales	-	-		-	-
Taxes and surcharges	377,912	210,131		1,388,473	384,403
Operating expenses	294,379	13,184		682,873	35,193
General and administrative expenses	777,919	592,596		1,963,283	1,893,143
Total cost	4,514,945	2,469,200		6,417,562	4,020,624
Net interest income	(3,699,628)	(2,609,852)		(6,693,661)	(7,159,030)
Net other non-operating income	284,965	21,719		344,372	65,594
Income from investment	-	-		-	-
Income before income tax	(976,989)	(2,649,790)		11,838,591	(7,833,023)
Income tax expense
Net income	$(976,989)	(2,649,790)		$11,838,591	(7,833,023)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020
Cash flow from operating activities
Net income	$11,838,591	$(7,833,023)
Accounts receivable and bills	466,109	196,665
Other receivables	263,852,843	208,886,506
Inventory	19,686	-
Real estate developed and completed	272,178,890	58,744,683
Advance payment	5,292,602	18,048,717
Right to use assets	50,715	-
Due from Related parties	(2,001,214)	-
Other current assets	-	-
Due to related parties	55,466,413	67,264,295
Accounts and notes payable	79,447,042	10,852,880
Customer deposits	59,326,878	87,410,769
Other accounts payable and accrued liabilities	(85,507,660)	167,886,652
Debt relief benefits	-	-
Net cash provided by operating activities	660,430,895	611,458,143
Cash flow from investment activities	-	-
Purchase of property and equipment	-	974,034
Joint control merger	-	-
Net cash used in investment activities	-	974,034
Cash flow from financing activities	-	-
Due to related parties	(861,551,982)	(684,301,876)
Repayment of the current portion of short-term and long-term bank loans	(73,162,385)	45,053,181
Income from current portion of short-term bank loans and long-term bank loans	272,298,886	40,329,857
Cash received from absorbing investment	7,000,000	-
Net cash provided (used in) by financing activities	(655,415,481)	(598,918,838)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	-	-
Net increase (decrease) in cash, cash equivalents and restricted cash	5,015,414	13,513,339
Cash, cash equivalents and restricted cash at the beginning of the period	16,270,247	1,217,845
Cash, cash equivalents and restricted cash at the end of the period	$21,285,661	$14,731,184

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONCISE CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

Three and Six Months Ended March 31, 2021

	Ordinary shareholders				Total share capital
	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive losses
Balance as at September 30, 2020	14,738,395	4,782,993	(52,657,513)	-	(33,136,125)
Adjustment at the beginning of the period	-	-	79,820	-	79,820
Net income	-	-	12,815,580	-	12,815,580
Invested capital	-	7,000,000		-	7,000,000
Balance as at December 31, 2020	14,738,395	11,782,993	(39,762,113)	-	(13,240,725)
Adjustment at the beginning of the period	-	-	(594,706)	-	(594,706)
Net income	-	-	(976,989)	-	(976,989)
Invested capital	-	-	-	-	-
Balance as at March 31, 2021	14,738,395	11,782,993	(41,333,808)	-	(14,812,420)

Three and Six Months Ended March 31, 2021

	Ordinary shareholders				Total share capital
	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive losses
Balance as at September 30, 2019	13,534,589	-	(33,931,550)	-	(20,396,961)
Adjustment at the beginning of the period	-	-	-	-	-
Net income	-	-	(5,183,233)	-	(5,183,233)
Invested capital	-	-		-	-
Balance as at December 31, 2019	13,534,589	-	(39,114,783)	-	(25,580,194)
Adjustment at the beginning of the period	-	-	(41,364)	-	(41,364)
Net income	-	-	(2,649,790)	-	(2,649,790)
Invested capital	-	-	-	-	-
Balance as at March 31, 2020	13,534,589	-	(41,805,937)	-	(28,271,348)

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

Business Combinations

The March 31, 2021 consolidated financial statements present the combined operations of Ameritrust and Gryphon beginning on March 25, 2020, which is the date a Change of Control effected a new beginning of period.

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

Note 3. Cash and cash equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total amount shown in the consolidated cash flow statement:

	March 31, 2021	December 31, 2020
Cash and cash equivalents
Cash and fixed deposits(a)	$8,743,735	$11,601,437
Limited cash	12,606,926	12,300,039

Note 4. Real estate under development and completed

	March 31, 2021	December 31, 2020
Development completed:
Panjin Fortune Building	64,188,024	64,188,025
Jingbin Garden	2,291	2,292
Hunnan project	54,904	54,905
Jinzhaoyuan International Building - Intelligent choice hotel of Shenyang North Railway Station	2,086,731	2,086,732
North 2nd Road Project	1,442	1,443
Shopping malls connected with Jinzhaoyuan international building and world financial center phase I and II	185,055	185,056
Jinzhaoyuan International Building - Mulongquan bath	60,857	60,852
Total amount of real estate development completed	66,579,304	66,579,305
Real estate under development:
Jinzhaoyuan international building north station building phase I	4,428,761	4,428,762
World Financial Center - North Station building phase II	89,100,900	91,944,238
World Financial Center - Marriott Hotel	45,262,601	45,187,463
Financial Building (Holiday Inn)	-	5,814,858
Financial Building (Whole building)	5,814,858	19,232,527
Financial Building (Anshan Office)	19,234,824	418,625
Financial Building (Anshan Sales Office)	417,990	82,371
Financial Building (Stereo parking equipment)	82,370	577,921
Financial Building (Heat exchange station, fire pump)	577,920	340,546
Financial Building (Chaoshan kitchen)	340,546	391,924
Fushun Today Sunshine Real Estate(1-1 × plot)	391,923	49,278,651
Bedford land, New York	50,208,513	766,210
Prepaid taxes related to real estate	2,826,133	7,371,583
Total real estate under development	218,687,339	225,835,679
Total number of completed and developing real estate development projects	$285,266,643	$292,414,984

Note 5. Goodwill

When events and circumstances indicate that the book value cannot be recovered, the company measures goodwill at fair value on a non-recurring basis.

As of March 31, 2021, such assets or liabilities do not need to be regularly measured at fair value.

Note 6. Long term equity investment

			March 31, 2021
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

AMERITRUST CORPORATION AND SUBSIDIARIES WITH DEVELOPING PROPERTIES

PROFORMA CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Proforma consolidated financial statements

TABLE OF CONTENTS

Pages
Consolidated Balance Sheets as of December 31, 2018, 2019, 2020 and March 31, 2021	F-2
Consolidated Statements of Comprehensive (Loss)/Income for the years ended December 31, 2018, 2019, 2020 and March 31, 2021	F-3
Consolidated Statements of Changes in Deficit for the years ended December 31, 2018, 2019, 2020 and March 31, 2021	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2019, 2020 and March 31, 2021	F-5
Notes to Consolidated Financial Statements for the years ended December 31, 2018, 2019, 2020 and March 31, 2021	F-6 - F-18

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED BALANCE SHEETS

As of December 31, 2018, 2019, 2020 and March 31, 2021

(All amounts stated in US$, except for number of shares data)

		December 31	December 31	December 31	March 31
Notes		2018	2019	2020	2021
		US$	US$	US$	US$
Assets

Current assets
Cash and cash equivalents		1,295,126	1,934,243	2,122,260	8,743,735
Restricted cash		-	11,489,200	12,300,039	12,606,926
Accounts receivable		1,166,639	176,110	336,237	563,432
Other receivables	3	34,597,818	106,731,963	119,428,167	121,791,514
Inventory		18,674	18,447	19,686	19,686
Advance payment to suppliers		8,765,223	8,235,129	13,472,937	14,983,473
Real estate under development and completed		192,909,695	229,995,158	291,648,774	285,266,643
Right to use assets					50,715
Net receivables from related parties		70,835,674.00	94,931,588.00	180,386,535.00	178,385,320
Other current assets					65,000
Total current assets		309,588,849	453,511,838	619,714,635	622,476,444

Property and equipment, net	5	25,294,730	70,705,166,137	70,704,889,426	70,711,395,839
Long-term investment	6	88,489,301	1,436,150	1,532,590	1,532,591
Intangible assets	7	5,079,227	5,505,794	5,781,242	6,543,809
Total non-current assets		118,863,258	70,712,108,081	70,712,203,258	70,719,472,239
TOTAL ASSETS		428,452,107	71,165,619,919	71,331,917,893	71,341,948,683

LIABILITIES AND SHAREHOLDERS'DEFICIT

Current liabilities
Accounts payables and notes payables		66,183,126	72,288,604	65,459,035	67,602,455
Short-term bank loans	8	193,842,844	188,222,589	200,974,910	196,486,245
Customer deposits	9	28,574,029	21,586,723	53,191,534	60,630,713
Other payables and accrued liabilities	11	233,485,835	279,002,508	81,048,760	77,652,501
Liability of right to use					50,715
Amounts due to related parties	12	45,580,796	59,985,614	262,159,708	263,890,877
Total current liabilities		567,666,630	621,086,038	662,833,948	666,313,506
Long-term bank loans		-	-	11,532,744	8,577,909
Total non-current liabilities		-	-	11,532,744	8,577,909
Total liabilities		567,666,630	621,086,038	674,366,692	674,891,415

Commitments and contingencies	13

Shareholders' deficit
Common shares		11,428,728	70,696,195,118	70,696,382,506	70,696,608,083
Additional paid in capital		-	-	-	11,782,993
Retained earnings		(155,254,578)	(157,964,926)	(38,789,206)	(41,333,808)
Accumulated other comprehensive (loss)/gain		4,611,327	6,303,689	-	-
Foreign currency translation adjustments		-	-	(42,099)	-
Total deficit		(139,214,523)	70,544,533,881	70,657,551,201	70,667,057,268
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT		428,452,107	71,165,619,919	71,331,917,893	71,341,948,683

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS/INCOME

For the years ended December 31, 2018, 2019, 2020 and March 31, 2021

(ALL amounts stated in US$, except for number of shares data)

	Notes	Year ended December 31			Three months ended March 31
		2018	2019	2020	2021
		US$	US$	US$	US$
Revenue:
Real estate sales		8,261,049	1,495,522	16,231,698	6,102,395
Real estate lease income		2,813,248	2,115,251	4,912,262	850,224
Other sales revenue		-	-	1,722,300	-
Nonbusiness income		-	-	93,332	-
Total revenue		11,074,297	3,610,773	22,959,592	6,952,619
Costs of revenue:
Cost of real estate sales		(8,283,247)	(163,839)	783,573	(3,064,735)
Cost of real estate lease income		(781,964)	(845,255)	(314,838)	-
Other Operating Cost		-	-	(1,722,300)	-
Nonoperating outlay		-	-	(33,925)	-
Total costs of revenue		(9,065,211)	(1,009,064)	(1,287,490)	(3,064,735)
Gross profit		2,009,086	2,601,709	21,672,102	3,887,884
Taxes and Additional		-	-	(2,089,105)	(377,912)
Selling and distribution expenses		(107,664)	(92,645)	(701,414)	(294,379)
General and administrative expenses		(3,098,869)	(2,990,319)	(2,912,975)	(777,919)
Operating loss		(1,197,447)	(481,255)	15,968,608	2,437,674

Interest expense		(12,524,411)	(14,584,995)	(15,110,920)	(3,699,628)
Gain on long term investment		-	12,377,195	3,309,410
Gain on disposal of properties		7,696,041	-	-	284,965.00
Dividends income		-	-	-
Loss from operations before income		(6,025,817)	(2,689,055)	4,167,098	(976,989)
Income taxes	10	(193,068)	(21,293)
Net loss		(6,218,885)	(2,710,348)	4,167,098	(976,989)
Foreign currency translation adjustments		7,885,013	1,692,362	-
Total comprehensive (loss)/income		1,666,128	(1,017,986)	4,167,098	(976,989)

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2019, 2020 and March 31, 2021 (All amounts stated in US$, except for number of shares data)

	Year Ended December 31,			Three Months Ended March 31
	2018	2019	2020	2021
	US$	US$	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(6,218,885)	(2,710,348)	4,167,098	(976,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016,079	1,820,673	1,901,997	-
Gain on disposal of properties	(7,696,041)	-	-	-

Changes in operating assets and liabilities:
Accounts receivable	(589,609)	984,628	(160,127)	563,432
Real estate properties development completed	(6,336,597)	(257,026)	(21,178,508)	285,266,643
Real estate properties under development	(41,906,027)	(39,537,610)	(33,103,524)	19,686
Inventory	-	-	(1,239)	14,983,473
Advances to suppliers	(294,305)	427,038	5,237,808	121,791,514
Other receivables	50,251,819	(73,171,515)	(12,696,204)	50,715
Deposits for land use rights	-	-	-	178,385,322
Amounts due from related parties	-	-	(85,454,947)	263,890,876
Accounts payable and notes payables	29,028,745	6,969,490	-	11,844,587
Customer deposits	3,880,688	(6,696,031)	(31,604,811)	60,630,713
Other payables and accrued liabilities	(9,226,749)	48,768,500	194,675,417	77,652,501
Net cash (used in) /provided by operating activities	12,909,118	(63,402,201)	15,713,865	1,014,102,473
CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of properties held for lease and property and equipment	-	-	-	-
Purchase of property and equipment	-	-	276,711
Acquisition of land use right	-	(581,440)	-	-
Acquisition of long-term investment	-	-	-	-
Proceed from disposal of properties	9,159,837	-	-	-
Proceed from disposal of long-term investment	-	86,706,847	-	-
Amounts due from related parties	(64,696,993)	(25,169,857)	-	-
Net cash (used in)/provided by investing activities	(55,537,156)	60,955,550	276,711	-

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related parties	47,480,492	15,086,524	(28,321,013)	-1,009,209,789
Repayments of short-term bank loans and current portion of long-term bank loans	(237,751,030)	(195,608,470)	(194,798,738)	-9,742,385
Proceeds from short-term bank loans and current portion of long-term bank loans	233,009,070	192,319,142	205,862,931	2,298,886
Capital injection	669,378	2,896,702	-	-
Net cash provided by financing activities	43,407,911	14,693,898	(17,256,821)	-1,016,653,288
NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND	779,873	12,247,247	998,856	-2,550,815
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62,478)	(118,930)	-	-
Cash, cash equivalents and restricted cash, at beginning of year	577,731	1,295,126	13,423,443	23,901,476
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF YEAR	1,295,126	13,423,443	14,422,299	21,350,661

SUPPLEMENTARY INFORMATION ON CASH FLOWS
Cash and cash equivalents	1,295,126	1,934,243	2,122,260	8,743,735
Restricted cash	-	11,489,200	12,300,039	12,606,926

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the years ended December 31, 2018, 2019, 2020 and March 31, 2021

(ALL amounts stated in US$, except for number of shares data)

	Common Shares	Retained Earnings	Other Comprehensive Income / (Loss)	Total
	US$	US$	US$	US$
BALANCE AT DECEMBER 31, 2017	10,759,350	(149,035,693)	(3,273,686)	(141,550,029)
Capital injection	669,378	-	-	669,378
Foreign currency translation	-	-	7,885,013	7,885,013
Net loss	-	(6,218,885)	-	(6,218,885)
BALANCE AT DECEMBER 31, 2018	11,428,728	(155,254,57)	4,611,327	(139,214,523)
Capital injection	2,896,702	-	-	2,896,702
Proposed investment in twenty-nine properties	70,681,869,688	-	-	70,681,869,688
Foreign currency translation	-	-	1,692,362	1,692,362
Net loss	-	(2,710,348)	-	(2,710,348)
BALANCE AT DECEMBER 31, 2019	70,696,195,118	(157,964,926)	6,303,689	70,544,533,881
Adjustment of variances at the beginning of the period	187,388	115,008,622	(6,303,689)	108,892,321
Capital injection	(42,099)	-	-	(42,099)
Proposed investment in twenty-nine properties	-	-	-	-
Foreign currency translation	-	-	-	-
Net loss	-	4,167,098	-	4,167,098
BALANCE AT DECEMBER 31, 2020	70,696,340,407	(38,789,206)	-	70,657,551,201
Adjustment of variances at the beginning of the period	267,676	11,782,993	(972,907)	11,077,762
Capital injection	-	-	-	-
Proposed investment in twenty-nine properties	-	-	-	-
Foreign currency translation	-	-	-	-
Net loss	-	(976,989)	(594,706)	(1,571,695)
BALANCE AT March 31, 2021	70,696,608,083	(27,983,202)	(1,567,613)	70,667,057,268

The accompanying notes are an integral part of the consolidated financial statements.

Description of the Pro Forma Financial Statements

For The Years Ended December 2018, 2019, 2020 and March, 2021

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

The Group incurred net loss of US$976,989 (December 31, 2020: US$4,167,098; December 31, 2019: 2,710,348; December 31, 2018: US$6,218,885) and net cash used in operating activities of US$1,014,102,473(December 31, 2020: 998,856; December 31, 2019: US$63,402,201; December 31, 2018: US$12,909,118) during the year ended March 31, 2021. As of March 31, 2021, the Group had net current liability of US$666,313,506(December 31, 2020: 662,833,948; December 31, 2019: US$167,574,200; December 31, 2018: US$258,077,781) and equity of US$70,667,057,268 (December 31, 2020: 70,657,551,201; December 31, 2019: US$70,544,533,881; December 31, 2018: US$-139,214,523).

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

As of March 31, 2021, the Group held US$12,606,926 (December 31, 2019: US$ 11,489,200, December 31, 2018: nil) in its bank accounts with withdrawal restriction for its Note Payables.

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

The following table presents the Group's contract balances as of December 31, 2018, 2019, 2020 and March 31, 2021:

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
Customer deposits	28,574,029	21,586,723	53,191,534	60,630,713

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

Accounts receivable are reviewed periodically as to whether their carrying value has become impaired. The Group considers the assets to be impaired if the collectability of the balances become doubtful. As of March 31, 2021, there was no allowance for doubtful accounts (nil, December 31, 2020; December 31, 2019: nil, December 31, 2018: nil).

(j) Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals with which the Group has business relationships.

Other receivables are reviewed periodically as to whether their carrying value has become impaired. The Group considers the assets to be impaired if the collectability of the balances becomes doubtful. As of March 31, 2021, there was no allowance for doubtful accounts (nil, December 31, 2020; December 31, 2019: nil, December 31, 2018: nil)

(k) Deposits for land use rights

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

(l) Advances to suppliers

Advances to suppliers consist of amounts paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential or commercial units in the PRC. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. The Group considers the assets to be impaired if it is doubtful that the services and materials can be provided. As of December 31, 2018, 2019, 2020 and March 31, 2021, there was no allowance provided.

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

(n) Notes payable and other payables

Notes payable represents short-term bank acceptance notes issued by financial institutions that entitle the holder to receive the stated amount from the financial institutions at the maturity date of the notes. The Group has utilized notes payable to settle amounts owed to suppliers and contractors. The notes payable is non-interest bearing and is normally settled within six months. Notes payable was US$356,643, US$22,978,400 and US$24,521,449, US$24,521,448.60 as of December 31, 2018, 2019, 2020 and March 31, 2021, respectively.

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

3. Other receivables

The following summarizes the details of other receivables:

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
	US$	US$	US$	US$
Fushun Land Acquisition Reserve Trading Center	-	24,183,876	-	-
Shenyang Pacific Xin Tiandi Real Estate Co., Ltd.	8,001,410	9,582,818	-	-
Liaoning Pacific Real Estate Co., Ltd.	-	8,658,402	-	-
Liaoning Li De Wu Trading Co., Ltd.	8,137,950	7,383,842	-	-
Shenyang Xilun Textile Industry Co., Ltd.	-	7,209,473	7,693,604	7,693,604
Shenyang Huixiang Yidong Trading Co., Ltd.	7,269,200	7,180,750	-	-
Liaoning Zhucheng Real Estate Co., Ltd.	-	7,180,750	7,662,953	7,662,953
Liaoning Yudong Trading Co., Ltd.	-	7,028,462	-	-
Shengbo, Li	3,289,633	3,249,605	-	-
Fushun Shuncheng District Land Reserve Integration Center	-	2,982,941	3,517,432	3,517,432
Liaoning Zangyuan Investment Co., Ltd.	4,256,160	2,312,296	-	-
Shenyang Hongda Technology Co., Ltd.	1,859,408	1,836,783	1,960,127	1,960,127
Minghui Financial Leasing Co., Ltd.	2,548,830	-	3,852,101	3,858,667
Huizhou Shunzhan Trading Co., Ltd.	-	-	1,879,411	1,879,411
Dalian Baichuan Golden Sun Culture Shenyang Branch	-	-	1,304,089	1,304,089
Yan, Xing	-	-	1,180,554	1,180,554
Jilin Jiuying Investment Management Group Co., Ltd.	-	-	1,217,759	1,217,759
Liying, Huang	-	-	1,145,228	1,145,228
Zhejiang Baide Guangzhen Film and Television Culture Co., Ltd.	-	-	1,097,335	1,097,335
Dongmei, Ren	-	-	1,072,813	1,072,813
Yongan	-	-	10,357,610	10,357,610
Shen He Xia Wei Yi	-	-	1,831,867	1,831,867
Beijing Yangxin Yang Consulting Co., Ltd	-	-	198,769	198,769
Light Industry Plant II (Wang Zhongxuan)	-	-	8,429,248	8,582,507
Shenyang Chengda Refrigeration Co., Ltd	-	-	6,216,359	6,216,359
Panjin Wanxin Hui Trading Co., Ltd	-	-	6,206,992	6,206,992
Liaoning Amelit Environmental Materials Technology Co. Ltd	-	-	5,534,868	5,534,868
Tiexi and Shengyuan Board Distribution	-	-	4,597,772	4,597,772
Shenyang Qizhi Trading Co., Ltd	-	-	4,367,883	4,367,883
Hanji Shun	-	-	3,065,181	3,065,181
Shenyang Hongda Technology Co. Ltd	-	-	1,960,127	-
Shenyang Chengjun Haifu Trading Co., Ltd	-	-	1,924,134	1,924,134
Dalian Mingshang Trading Co., Ltd	-	-	1,685,850	1,685,850
Shenyang Tiexi Xinsheng and Hardware Building Materials Distribution Department	-	-	1,532,591	1,532,591
Shenyang Jiuli Building Materials Co. Ltd	-	-	1,532,591	1,532,591
Huludao Longgang District Wanxiang Microloan Company	-	-	1,532,591	1,532,591
Zhao Zhijia	-	-	1,494,276	1,494,276
Hu Qi	-	-	1,380,328	1,380,328
Xu He-nan	-	-	1,226,072	1,226,072
Beijing Business Hotel	-	-	1,067,975	1,067,975
Delin Zhu (Dandong property)	-	-	1,019,173	1,019,173
Rendong Yu	-	-	996,184	996,184
Yin Baoli	-	-	995,310	995,310
Jiang Shaowei (Knitting Factory 2)	-	-	841,014	841,014

Ruifeng Huayang Investment Company	-	-	766,295	766,295
Dalian Bowen Hotel Management Co., Ltd	-	-	766,295	766,295
Jie Chen	-	-	766,295	766,295
Shenyang Boyi Heng Decoration Engineering Co. Ltd	-	-	756,607	-
Li Dongfei	-	-	742,157	742,157
Hong Lei	-	-	674,263	674,263
Xu Bin	-	-	552,177	558,330
Su Wenbo	-	-	505,755	505,755
Xue Peihua	-	-	505,755	505,755
Sun Liang	-	-	503,808	503,808
Lee Siu-sen	-	-	488,127	488,127
Jingcheng Business Hotel, Shenhe District, Shenyang	-	-	475,299	475,299
Li Chen Huludao Dongsheng Carbon Plant	-	-	459,777	459,777
Panjin He Chong Real Estate Marketing Planning Co. Ltd	-	-	433,178	-
Zhang Yu	-	-	409,048	409,048
Zhang Qi	-	-	387,745	387,745
Chifeng Tongyuan Gold Mine Co., Ltd	-	-	382,381	382,381
Fuxin Bank	-	-	319,577	319,577
Zhao Ling	-	-	306,518	306,518
He Wan Jun	-	-	306,518	306,518
Bi Wenping	-	-	295,024	295,024
China Well-off Construction Association	-	-	265,068	279,759
Song Jinghai	-	-	229,889	229,889
Du Peng	-	-	227,945	227,945
Tiedong Chaoshan Hotel	-	-	218,754	218,754
KIM CHUL RAK( Kim Chollo)	-	-	199,237	199,237
Chao Lou Hotel, Longgang District	-	-	199,237	199,237
Fuxin Bank Shenyang Branch Business Department (Lu Jingqiang)	-	-	199,236	199,236
Li Xiaobai	-	-	180,802	180,802
Ai Jiang Shan	-	-	168,585	168,585
Zhang Jun	-	-	154,216	154,216
Qi Yingming	-	-	153,597	153,597
Yujunge Entertainment Club, Zhongshan District, Dalian	-	-	153,259	153,259
Li Jinhua	-	-	153,259	153,259
Shenyang Yixing Aerospace Equipment Manufacturing Group Co. Ltd	-	-	153,259	153,259
Li Weiyi	-	-	153,259	153,259
Liaoning Construction and Installation Group Co., Ltd. Rongpan Branch	-	-	153,259	153,259
Shenyang Yongsheng Leisure Shopping Plaza Co., Ltd	-	-	153,259	153,259
Gao Xing	-	-	153,259	153,259
Dalian jinhongda Trade Co., Ltd	-	-	-	153,259
Guo Bing	-	-	-	252,082
Hu Liyuan	-	-	-	1,174,814
Jia Chengguo	-	-	-	128,478
Liu Li na	-	-	-	116,508
Liaoning Suisi Construction Engineering Group Co., Ltd	-	-	-	469,169
Ningyuan sub branch of Fushun bank	-	-	-	243,723
Shenyang Peninsula Blue Bay Hotel Management Co., Ltd	-	-	-	107,281
Shenyang boyiheng Decoration Engineering Co., Ltd	-	-	-	721,694

Shenyang Deyi Culture Development Co., Ltd	-	-	-	160,615
Shenyang Fubang Meiya furniture decoration Co., Ltd	-	-	-	113,436
Sun Shiwei	-	-	-	107,281
Wang Jun	-	-	-	188,332
Wang Shuping	-	-	-	137,933
Xiuyan Manchu Autonomous County Rural Credit Cooperative Association	-	-	-	107,281
Yichun Yongfeng Paper Co., Ltd	-	-	-	122,607
Yu Yang	-	-	-	110,347
Zang Hongxi	-	-	-	104,676
Zhang Feng	-	-	-	122,607
Zhao Bing	-	-	-	119,542
Others	1,784,057	16,763,433	1,778,018	2,348,939
	34,597,818	106,731,963	119,428,167	121,791,514

Other receivables primarily represent various cash advances to unrelated companies and individuals with which the Group has business relationships and they are unsecured, non-interest bearing and due on demand.

4. Real estate properties development completed and under development

The following summarizes the components of real estate properties development completed and under development at December 31, 2018, 2019 and 2020:

		December 31,		March 31,
	2018	2019	2020	2021
	US$	US$	US$	US$
Development completed:
Panjin Fortune Building	43,666,894	43,227,664	64,188,025	64,188,024
Jing Bin Yuan	2,174	2,148	2,292	2,291
Hunnan Project	52,084	51,450	54,905	54,904
Jinzhaoyuan International Building - Shenyang North Station Zhixuan Holiday-Inn	1,979,507	1,955,421	2,086,732	2,086,731
Beier Road Project	1,368	1,352	1,443	1,442
Connection of Phase I and phase II Shopping Malls	-	108,049	185,056	185,055
Jinzhaoyuan International Building - Mulongquan Spa	-	54,712	60,852	60,857
Real estate properties development completed	45,702,027	45,400,796	66,579,304	66,579,304

Jinzhaoyuan International Building - North Station Building Phase I	4,095,064	4,045,236	4,428,762	4,428,761
Global Financial Center - North Station Building Phase II	85,756,748	85,502,606	91,944,238	89,100,900
Jinzhaoyuan International Building - Shenyang North Station Zhixuan Holiday-Inn	-	-	-	-
Global Financial Center - Marriott Hotel	30,933,093	40,267,662	45,187,463	45,262,601
Connection of Phase I and phase II Shopping Malls	52,843	-	-	-
Financial Building (Holiday Inn)	5,424,533	5,440,132	5,814,858	5,814,858
Financial Building (Building as a whole)	18,120,810	17,959,414	19,232,527	19,234,824
Financial Building (Anshan Office)	36,346	67,671	418,625	417,990
Financial Building (Anshan Sales Office)	14,506	14,330	82,371	82,370
Financial Building (Three-dimensional Parking Equipment)	141,150	225,601	577,921	577,920
Financial Building (Heat Exchange Station, Fire Pump)	182,578	319,117	340,546	340,546
Financial Building (Chaoshan Kitchen)	-	143,615	391,924	391,923
Fushun Jin Ri Yang Guang (Site 1-1#)	-	28,211,006	49,278,651	50,208,513
Prepaid tax relating to real estate properties	4,473,261	4,437,055	-	-
	149,230,932	186,633,445	217,697,886	215,861,206
Prepaid taxes related to real estate	-	-	1,903,526	2,826,133
(Loss)/profit recognized	(1,830,158)	(1,844,825)	-	-
Less: progress billings (Note 9)	(193,106)	(194,258)	-	-
Real estate properties under development:	147,207,668	184,594,362	219,601,412	218,687,339

Total real estate properties development completed and under development	192,909,695	229,995,158	286,180,716	285,266,643

5. Property and equipment, net

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
	US$	US$	US$	US$
Vehicles	11,826	11,682	725,378	621,309
Equipment	730,189	687,723	12,467	12,467
Furniture and fixtures	266,102	290,665	273,017	273,017
Office buildings	35,191,142	34,762,945	37,097,350	37,097,350
Proposed investment in twenty-nine properties(1)	-	70,681,869,688	70,681,869,688	70,681,869,688
Total	36,199,260	70,717,622,703	70,719,977,900	70,719,873,831
Accumulated depreciation	(10,904,530)	(12,456,566)	(15,088,474)	(15,423,359)
Property and equipment, net	25,294,730	70,705,166,137	70,704,889,426	70,704,450,472

(1) The details of the twenty-nine properties are listed below:

	Appraisal Value RMB	Estimated appraisal Value (USD:$) (RATIO 1:7.06)	Estimated Total Investment RMB	Estimated Total Investment(USD:$) (RATIO 1:7.06) USD	TOTAL NUMBER OF SHARES SUBSCRIBED ($3 PER SHARE)
1. Hai Wan Cheng Project	4,100,000,000	580,736,544	40,600,000,000	5,750,708,215	1,916,902,738
2. Changchun Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431	500,472,144
3. Beijing Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329	1,610,009,443
4. Shanghai Meixin Fortune Plaza Project	11,233,333,333	1,591,123,702	33,700,000,000	4,773,371,105	1,591,123,702
5. Sanya Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340	745,986,780
6. Harbin Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
7. Shenyang Meixin Fortune PlazaProject	7,333,333,333	1,038,715,770	22,000,000,000	3,116,147,309	1,038,715,770
8. Hangzhou Meixin Fortune Plaza Project	9,600,000,000	1,359,773,371	28,800,000,000	4,079,320,113	1,359,773,371
9. Fuzhou Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221	651,558,074
10. Jinan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
11. Guangzhou Meixin Fortune Plaza Project	9,733,333,333	1,378,659,112	29,200,000,000	4,135,977,337	1,378,659,112
12. Wuhan Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221	651,558,074
13. Chengdu Meixin Fortune Plaza Project	5,933,333,333	840,415,486	17,800,000,000	2,521,246,459	840,415,486
14. Kunming Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632	580,736,544
15. Lanzhou Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431	500,472,144
16. Nanning Meixin Fortune Plaza Project	3,333,333,333	472,143,532	10,000,000,000	1,416,430,595	472,143,532
17. Yinchuan Meixin Fortune Plaza Project	3,033,333,333	429,650,614	9,100,000,000	1,288,951,841	429,650,614
18. Taiyuan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
19. Nanjing Meixin Fortune Plaza Project	5,400,000,000	764,872,521	16,200,000,000	2,294,617,564	764,872,521
20. Hefei Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
21. Zhengzhou Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
22. Changsha Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632	580,736,544
23. Guiyang Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
24. Xi'an Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340	745,986,780
25. Chongqing Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697	1,029,272,899
26. Tianjin Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697	1,029,272,899
27. Shenzhen Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329	1,610,009,443
28. Fushun Bank	10,000,000,000	1,416,430,595	10,000,000,000	1,416,430,595	472,143,532
29. Dalian Plastic Surgery Hospital Project	14,000,000	1,983,003	14,000,000	1,983,003	661,001
Total	163,580,666,666	23,170,066,100	499,014,000,000	70,681,869,688	23,560,623,229

As of December 31, 2018, 2019, 2020 and March 31, 2021, the long-term investment consisted of the following:

			December 31,
	Initial Cost	Ownership	2018
	US$	%	US$
Nonmarketable equity securities
Fuxin Bank Co., Ltd.	92,016,904	5%	87,035,461
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,537,050	10%	1,453,840
Total	93,553,954	15%	88,489,301

			December 31,
	Initial Cost	Ownership	2019
	US$	%	US$
Nonmarketable equity securities
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,537,050	10%	1,448,351
Total	1,537,050	10%	1,448,351

			December 31,
	Initial Cost	Ownership	2020
	US$	%	US$
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,532,591	10%	1,532,591
Total	1,532,591		1,532,591

			March 31,
	Initial Cost	Ownership	2021
	US$	%	US$
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,532,591	10%	1,532,591
Total	1,532,591		1,532,591

7. Intangible Assets

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
	US$	US$	US$	US$
Land use right	5,230,123	5,743,026	6,583,696	6,583,696
Land use right Accumulated depreciation at December 31,	(150,896)	(237,232)	(803,380)	(826,764)
Land use right, net	5,079,227	5,505,794	5,780,316	5,756,932
Others	-	-	2,222	2,222
Others Accumulated depreciation at December 31,	-	-	(1,296)	(1,481)
Others use right, net	-	-	926	741
Goodwill	-	-	-	786,136

Amortization expense for Land use right for the year ended March 31, 2021 amounted to US$-826,764 (2018: US$58,606; 2019: US$88,921).

Amortization is computed using the straight-line method over the estimated useful lives of the land use rights. Estimated useful lives of the land use rights are between 20-32 years.

8. Short-term bank loans and other debt

Short-term bank loans and other debt represent amounts due to various banks and financial institutions that are due on the dates indicated below. Short-term bank loans and other debt at December 31, 2018, 2019, 2020 and March 31, 2021 consisted of the following:

	December 31, 2018	December 31 , 2019	December 31, 2020
	US$	US$	US$
Loan from The Bank of Fuxin Shengyang Branch:
Due October 17, 2019, at 5.0025% per annum	98,497,660	-	-
Due September 19, 2020, at 8.00% per annum	-	79,778,133	-
Due September 27, 2021, at 8.00% per annum	-	-	85,135,404
Loan from The Bank of Hu Lu Dao Shengyang Branch:
Due April 19, 2019, at 7.80% per annum	26,109,513	-	-
Due May 14, 2020, at 6.67% per annum	-	32,887,835	-
Due January 10, 2021, at 7% per annum	-	-	7,662,953
Due June 5, 2021, at 6.50% per annum	-	-	7,662,953
Due June 17,2021, at 6.50% per annum	-	-	19,770,418
Loan from The Bank of Fushun Beizhan Branch:
Due May 13, 2019, at 6.10% per annum	26,169,120	-	-
Due May 12, 2020, at 6.67% per annum	-	34,467,600	-
Due May 10, 2021, at 8% per annum	-	-	36,782,172
Loan from The Bank of Rural Commercial Dadong Branch:
Due June 27, 2019, at 8.19% per annum	8,455,533	-	-
Due June 15, 2020, at 8.19% per annum	-	7,180,750	-
Due June7, 2021, at 8.19% per annum	-	-	7,662,953
Personal loan:
Due July 19, 2019, at 8.57% per annum	2,180,760	-	-
Due July 19, 2020, at 8.57% per annum	-	1,872,618	-
Due 2021, at 8.61% ,8.56per annum	-	-	5,829,851
Loan from The Bank of Fuxin Panjin Branch:
Due March 7, 2019, at 5.0025% per annum	32,430,258	-	-
Due March 7, 2020, at 5.0025% per annum	-	32,035,653	-
Due March 9, 2021, at 8.00% per annum	-	-	30,468,206
Total short-term bank loans and other debt	193,842,844	188,222,589	200,974,910

9. Customer deposits

Advances for real estate properties comprise of amounts received from customers for the pre-sale of residential or commercial units in the PRC.

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
	US$	US$	US$	US$
Advances for real estate properties	28,767,135	21,780,981	53,191,534	60,630,713
Less: recognized as progress billings (Note 4)	(193,106)	(194,258)	-	-
Customer deposits (Note 2(h))	28,574,029	21,586,723	53,191,534	60,630,713

10. Income taxes

Corporate income tax ("CIT")

The Group's PRC entities are subject to income tax at the statutory rate of 25% in accordance to the PRC corporate income tax laws and regulations.

The Group’s entities incorporated in the PRC have unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Group did not record deferred tax asset at December 31, 2018, 2019, 2020 and March 31, 2021.

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

	Year ended December			Year ended December
	2018	2019	2020	2021
	US$	US$	US$	US$
Current tax:
Income tax expense	193,068	21,293	-

The Group's income tax expense differs from the tax expense computed by applying the PRC statutory CIT rate of 25% for the years ended December 31, 2018, 2019, 2020 and March 31, 2021, are as follows:

	Year ended December 2018	Year ended December 2019	Year ended December 2020	Year ended March 2021
	US$	US$	US$	US$
CIT at rate of 25%	(1,506,454)	(672,264)	1,041,775	-
Changes in valuation allowance	1,699,522	693,557	(1,041,775)	-
Income tax expense	193,068	21,293	-	-

11. Other payables and accrued liabilities

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
	US$	US$	US$	US$
Other tax payables	708,942	1,021,686	1,096,675	(264,720)
Salary payables	122	885	332	332
Other payables (1)	232,776,771	277,979,937	79,951,753	77,916,889
Total	233,485,835	279,002,508	81,048,760	77,652,501

(1) Other payables primarily represent various cash advances from unrelated companies and individuals with which the Group has business relationships and they are unsecured, non-interest bearing and due on demand.

12. Related party transactions

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
Amount due from related parties	US$	US$	US$	US$
Shengyang Ruibo Hotel Management Co., Ltd	1,508,436	16,110,101	8,115,289	7,847,396
Liaoning Tongfei Investment Co., Ltd.	37,285,981	45,904,686	50,116,592	50,060,918
Liaoning Tongfei General Aviation Co., Ltd.	12,459,463	15,368,388	24,732,733	24,192,878
Xu Bai	-	-		-
Jun Li	5,169,893	798,537	852,160	852,160
Changgang Bai	14,411,901	16,749,876	-	-
Beijing woze handing corporation management co., ltd.	-	-	3,831,476	3,831,476
Chaoshan Kitchen (Yueshan Kitchen)	-	-	81,718	81,718
Donglizhi	-	-	1,748,702	1,770,683
Gaoyuting	-	-	8,735,766	8,735,766
Lishengbo	-	-	1,579,229	1,977,703
Liaoning cangyuan investment co., ltd	-	-	2,769,191	2,845,904
Liaoning hualang electronic equipment co., ltd	-	-	592,750	615,733
Liaoning lide Wu trading co., ltd	-	-	7,911,890	6,209,137
Liaoning Pacific ocean real estate company	-	-	9,239,832	9,239,832
Liaoning Pacific chain network science and technology information co., ltd	-	-	185,975	186,741
Liaoning Pacific ocean investment co., ltd	-	-	45,274,817	44,012,130
Shenyang Baiji Real Estate Development Co., Ltd. (Shenbei Project)	-	-	3,164,244	2,924,559
Shenyang hongjian aviation technology co., ltd	-	-	288,094	355,286
Shenyang lidiwu corporation management co., ltd	-	-	176,122	-
Shenyang Pacific ocean new world real estate real estate co., ltd	-	-	10,160,465	10,228,052
Shenyang general aviation	-	-	249,901	194,831
Shenyang xindini trading co., ltd	-	-	257,475	-
Shenyang yuegangshan catering co., ltd	-	-	321,055	434,926
Supplier: Liaoning Suisi Construction Engineering Group Co., Ltd. (Section 2)	-	-	107	857,234
Shenyang ruibai hotel management co., ltd	-	-	952	135,513
Panjin hechuang real estate marketing planning Co., Ltd	-	-	-	788,752
Seong Yeol Lee	-	-	-	5,992
	70,835,674	94,931,588	180,386,535	178,385,322

Amount due to related parties
Shenyang Ruiyin Investment CO., Ltd.	1,725,774	-	2,094,883	2,171,480
Liaoning United Airlines Shenyan Aircraft Co., Ltd.	19,738,786	19,497,890	28,700,057	28,700,057
Xu Bai	171,235	152,854	303,117	303,117
Changgang Bai	3,591,241	4,150,648	5,102,064	4,915,088
Liaoning Tongfei General Club Co., Ltd.	20,353,760	20,106,100	-	-
Liaoning Suisi Construction Engineering Group Co., Ltd.	-	11,396,273	113,216	-
Liaoning Pacific Investment Co., Ltd.	-	4,681,849	-	-
Anshan guanghai property management co., ltd	-	-	45,813	-
Bailiyan	-	-	10,728,134	-
Beijing Ming he ju feng investment management co., ltd	-	-	383,148	- 383,148
Dalian sanxing building development co., ltd	-	-	8,238,390	8,238,390
Northeast international auction co., ltd	-	-	854,344	834,256
Guomei	-	-	697,329	697,329
Langwan decoration engineering co., ltd	-	-	20,082,623	20,070,689
Liaoning lide Wu trading co., ltd	-	-	1,878,874
Liaoning tongfei general aviation club co., ltd	-	-	21,456,268	21,456,268
Liaoning Yudong trading co., ltd	-	-	49,959,793	49,958,129
Panjin guanghai property management co., ltd	-	-	776,607	776,607
Shenyang cheng da Guo ao management company	-	-	25,155,441	25,464,684
Shenyang Chunjiang real estate co., ltd	-	-	3,242,812	3,242,812
Shenyang guanghai property management co., ltd	-	-	3,935,344	3,920,631
Shenyang hui Xiang yi dong trading co., ltd	-	-	34,138,249	34,138,249
Shenyang jinsheng housing development co., ltd	-	-	25,554,778	25,628,523
Shenyang langwan decoration engineering co., ltd	-	-	12,033,893	12,090,365
Shenyang lide Wu corporation management co., ltd	-	-	8,584
Shenyang qinjian culture media co., ltd	-	-	323,804	320,400
Shenyang xindini trading co., ltd	-	-	3,639,872	3,382,397
Shenyang Heart Information Testing Center of China Medical University	-	-	941,896	957,222
Shenyang China medical university medical equipment research and development center co., ltd	-	-	1,770,377	1,770,377
Shenyang leitu floor material Co., Ltd	-	-	-	6,651
Anshan Guanghai Property Management Co., Ltd	-	-	-	36,608
Bai Liyan	-	-	-	10,728,134
Panjin Pacific Real Estate Co., Ltd	-	-	-	3,699,266
	45,580,796	59,985,614	262,159,710	263,890,877

13. Commitments and contingencies

Shenyang Guanghai Property Management Co., Ltd. sued Fuxin Bank Co., Ltd. for the rent dispute over house leasing (19th floor, 20th floor and 21st floor of Phase II), and Liaoning Pacific Industrial Co., Ltd. was the third person in the case. The first trial has ruled that Fuxin Bank will pay Shenyang Guanghai Property Management Co., Ltd. US$2,800,656; Fuxin Bank has appealed to the Intermediate People's Court. In the second trial, Fuxin Bank changed Liaoning Pacific Industrial Co., Ltd. from the third party to the appellee. As of March 31, 2021, the second trial had not been held.

Panjin Pacific Real Estate Co., Ltd. has one pending lawsuit, and the litigant is Liaoning Zhongda Engineering Cost Consulting Co., Ltd., with the lawsuit amount of US$ 15,326. As of March 31, 2021, there is no final judgment yet.

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

In addition, no single customer accounted for more than 10% of revenue for the years ended December 31, 2018, 2019 ,2020 and March 31, 2021.

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

Three Months Ended March 31, 2021 and 2020

We generated revenues of $6,102,395 from sales of real estate during the three months ended March 31, 2021, compared to 2,407,543 for the three months ended March 31, 2020. This is due to the fact that the sales of new real estate increased the sales revenue in 2021. For similar reasons, real estate rental income for the period ended March 31, 2021 was $850,224, while there was no real estate rental income for the corresponding period in 2020. Costs associated with real estate sales were $3,064,735 during the three months ended March 31, 2021, compared to 1,653,289 for the three months ended March 31, 2020.

General and administrative expenses for the three months ended March 31, 2021 were $777,919, compared to $592,596 during the corresponding period in 2020. This increase is due to significantly increased activity. Interest expense for the three months ended March 31, 2021 was $3,699,628, compared to $2,609,852 for the three months ended March 31, 2020. The increased interest expense related to properties acquired during 2021.

Six Months Ended March 31, 2021 and 2020

We generated revenues of $22,334,093 from sales of real estate during the six months ended March 31, 2021, compared to3,281,037 for the six months ended March 31, 2020. This is due to the fact that the sales of new real estate increased the sales revenue in 2021. For similar reasons, real estate rental income for the period ended March 31, 2021 was $2,271,349, while there was no real estate rental income for the corresponding period in 2020. Costs associated with real estate sales were $2,281,162 during the six months ended March 31, 2021, compared to 1,707,885 for the six months ended March 31, 2020.

General and administrative expenses for the six months ended March 31, 2021 were $1,963,283, compared to $1,893,143 during the corresponding period in 2020. This increase is due to significantly increased activity. Interest expense for the six months ended March 31, 2021 was $6,693,661, compared to $7,159,030 for the six months ended March 31, 2020. The reduced interest expense in 2021 is related to the repayment of loans in 2020.

Liquidity and Capital Resources

In assessing its liquidity, management monitors and analyzes the Company's cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. The Company, as of the date of this filing, had approximately $8,743,735 in unrestricted available cash, which can be used to finance operations over the next 12 months. However, the Company had not generated any revenues from operations during the six months ended March 31, 2021, other than revenues from the sale of real estate properties. For the six months ended March 31, 2021, our total expenses were $6,417,562, consisting primarily of costs of rental real estate, taxes, legal and accounting fees, administrative expenses and filing fees. Net cash provided by operating activities was $660,430,895 for the six months ended March 31, 2021, compared to net cash used in operating activities of $ 611,458,143during the corresponding period of 2020.

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

At March 31, 2021, we had an accumulated deficit of $14,812,420 and cash and cash equivalents (other than restricted cash) of $8,743,735. At March 31, 2020 we had an accumulated deficit of $28,271,348 and cash and cash equivalents (other than restricted cash) of $ 1,217,845.

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

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: June 08, 2021

 Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Seong Y. Lee , certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Ameritrust Corporation (the "registrant");

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 08, 2021	/s/Seong Y. Lee
Seong Y. Lee
President

 Exhibit 31.2

CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Seong Y. Lee , certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Ameritrust Corporation (the "registrant");

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 08, 2021	/s/Seong Y. Lee
Seong Y. Lee
Acting Chief Financial Officer

 Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrust Corporation (the "Company") on Form 10-Q for the six months ended March 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Seong Y. Lee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 08, 2021	/s/Seong Y. Lee
Seong Y. Lee
President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrust Corporation (the "Company") on Form 10-Q for the six months ended March 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Seong Y. Lee, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 08, 2021	/s/Seong Y. Lee
Seong Y. Lee
Acting Chief Financial Officer