Form 10-Q
period 2021-06-30
Ameritrust Corp
filed 2021-09-08
CIK 1372954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-53371

AMERITRUST CORPORATION

(Exact name of Registrant as specified in its charter)

Wyoming	26-2877927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1712 Pioneer Ave., Suite 500 Cheyenne, WY	82001
(Address of principal executive offices)	(Zip code)

475-217-6124
(Registrant's telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

The Registrant has 7,239,573,961,951 shares of common stock outstanding as of September 01, 2021.

-i-

AMERITRUST CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

		June 30, 2021	September 30, 2020
Assets		(Unaudited)
Current assets
Cash and cash equivalents	Note 3	$7,210,786	$4,006,230
Restricted cash		345,051	12,264,017
Net receivables and notes		259,209	238,914
Other receivables		299,645,866	261,489,496
Advance payment		16,116,060	23,163,808
Inventory		19,686	19,686
Real estate under development and completed	Note 4	283,140,220	279,327,231
Right to use assets		50,715	50,715
Net receivables from related parties		35,620,102	5,992
Other current assets		8,706,317	65,000
Total current assets		651,114,012	580,631,089
Noncurrent assets
Net estate		29,833,358	23,497,368
Equity in net assets of nonconsolidated related companies	Note 6	1,532,591	1,532,591
Net goodwill and intangible assets	Note 5	6,520,239	6,590,948
Total noncurrent assets		37,886,188	31,620,907
Total assets		$689,000,200	$612,251,996

Liabilities and equity
Current liabilities
Accounts and notes payable		$53,999,700	$77,328,377
Short-term debt		204,222,762	197,435,884
Customer deposits		65,776,859	54,495,369
Other accounts payable and accrued liabilities		304,038,620	244,208,921
Liability of right to use		50,715	50,715
Amounts due to related parties		75,221,873	53,735,244
Total current liabilities		703,310,529	627,254,510
Non-current liabilities
Long term debt		6,141,090	18,133,611
Total non- current liabilities		6,141,090	18,133,611
Total liabilities		709,451,619	645,388,121
Stock right
Common stock, $0.01 par value		14,738,395	14,738,395
Additional paid in capital		11,782,993	4,782,993
Retained earnings		(46,972,807)	(52,657,513)
Accumulated other comprehensive losses		-	-
Total shareholders' equity		(20,451,419)	(33,136,125)
Foreign currency translation adjustment		-	-
Total share capital		(20,451,419)	(33,136,125)
Total liabilities and equity		$689,000,200	$612,251,996

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales and revenue
Real estate sales	$-	-	$22,334,093	3,281,037
Real estate rental income	-	935,112	2,271,349	935,112
Other sales revenue	1,256,841	17,558	1,256,841	17,558
Net sales and total revenue	1,256,841	952,670	25,862,283	4,233,707
Fees and expenses
Cost of real estate sales			2,281,162	1,707,885
Rental cost of real estate		67,828	101,771	67,828
Other cost of sales	136,302	17,558	136,302	17,558
Taxes and surcharges	274,981	227,420	1,663,454	611,823
Operating expenses	237,190	146,000	920,063	181,193
General and administrative expenses	636,269	588,492	2,599,552	2,481,635
Total cost	1,284,742	1,047,298	7,702,304	5,067,922
Net interest income	(5,653,382)	(4,812,565)	(12,347,043)	(11,971,595)
Net other non-operating income	(23,728)	58,664	320,644	124,258
Income from investment		3,483,290	0	3,483,290
Income before income tax	(5,705,011)	(1,365,239)	6,133,580	(9,198,262)
Income tax expense				-
Net income	$(5,705,011)	(1,365,239)	$6,133,580	(9,198,262)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

	Nine Months Ended	Nine Months Ended
	(June 30, 2021)	(June 30, 2020)
Cash flow from operating activities
Net income	$6,133,580	$(9,198,262)
Accounts receivable and bills	(20,295)	(488,039)
Other receivables	(38,156,370)	(9,483,897)
Inventory	0	18,420
Real estate developed and completed	3,812,989	(59,361,822)
Advance payment	(7,047,748)	(766,260)
Right to use assets	-	-
Due from Related parties	(35,614,110)	(82,620,695)
Other current assets	(8,641,317)	-
Due to related parties	(21,486,629)	65,437,868
Accounts and notes payable	23,328,677	32,591
Customer deposits	11,281,490	(880,317)
Other accounts payable and accrued liabilities	(59,829,699)	(1,284,900)
Debt relief benefits	-	-
Net cash provided by operating activities	(132,373,012)	(98,595,313)
Cash flow from investment activities
Purchase of property and equipment	(158,114)	1,031,417
Joint control merger
Net cash used in investment activities	(158,114)	1,031,417
Cash flow from financing activities
Due to related parties	19,538,890	21,253,235
Repayment of the current portion of short-term and long-term bank loans	52,654,920	45,053,181
Income from current portion of short-term bank loans and long-term bank loans	44,622,906	40,329,857
Cash received from absorbing investment	7,000,000
Net cash provided (used in) by financing activities	123,816,716	106,636,273
Effects of exchange rate changes on cash, cash equivalents and restricted cash
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,714,410)	9,072,377
Cash, cash equivalents and restricted cash at the beginning of the period	16,270,247	1,217,845
Cash, cash equivalents and restricted cash at the end of the period	$7,555,837	$10,290,222

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONCISE CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

Three, Six and Nine Months Ended June 30, 2021

	Ordinary shareholders
		Additional
	Common	paid in	Retained	Total share
	stock	capital	earnings	capital
Balance as at September 30, 2020	14,738,395	4,782,993	(52,657,513)	(33,136,125)
Adjustment at the beginning of the period	-	-	79,820	79,820
Net income	-	-	12,815,580	12,815,580
Invested capital	-	7,000,000		7,000,000
Foreign currency translation difference	-	-	-	-
Balance as at December 31, 2020	14,738,395	11,782,993	(39,762,113)	(13,240,725)
Adjustment at the beginning of the period	-	-	(594,706)	(594,706)
Net income	-	-	(976,989)	(976,989)
Invested capital	-	-	-	-
Balance as at March 31, 2021	14,738,395	11,782,993	(41,333,808)	(14,812,420)
Adjustment at the beginning of the period	-	-	66,012	66,012
Net income	-	-	(5,705,011)	(5,705,011)
Invested capital	-	-	-	-
Foreign currency translation difference	-	-	-	-
Balance as at June 30, 2021	14,738,395	11,782,993	(46,972,807)	(20,451,419)

Three and Six Months Ended June 30, 2020

	Ordinary shareholders
		Additional
	Common	paid in	Retained	Total share
	stock	capital	earnings	capital
Balance as at September 30, 2019	13,534,589	-	(33,931,550)	(20,396,961)
Adjustment at the beginning of the period	-	-	-	-
Net income	-	-	(5,183,233)	(5,183,233)
Invested capital	-	-	-	-
Foreign currency translation difference	-	-	-	-
Balance as at December 31, 2019	13,534,589	-	(39,114,783)	(25,580,194)
Adjustment at the beginning of the period	-	-	(41,364)	(41,364)
Net income	-	-	(2,649,790)	(2,649,790)
Invested capital	-	-	-	-
Foreign currency translation difference	-	-	-	-
Balance as at March 31, 2020	13,534,589	-	(41,805,937)	(28,271,348)
Adjustment at the beginning of the period	-	-	-	2,595,359
Net income	-	-	(1,365,239)	(1,365,239)
Invested capital	-	-	-	-
Foreign currency translation difference	-	-	-	-
Balance as at June 30, 2020	13,534,589	-	(43,171,176)	(26,636,587)

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

The Company adopted ASU 2016-02 using the modified retrospective method, and accordingly, the new guidance was applied to leases that existed as of June 30, 2021. The adoption of ASU 2016-02 did not have a material impact on the Company's balance sheet, results of operations or cash flows. The Company leases a vehicle used for business. The lease expires in August 2023.

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

Business Combinations

The June 30, 2021 consolidated financial statements present the combined operations of Ameritrust and Gryphon beginning on March 25, 2020, which is the date a Change of Control effected a new beginning of period.

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

Note 3. Cash and cash equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total amount shown in the consolidated cash flow statement:

	June 30, 2021	March 31, 2021
Cash and cash equivalents
Cash and fixed deposits(a)	$7,210,786	$8,743,735
Limited cash	345,051	12,606,926

Note 4. Real estate under development and completed

	June 30, 2021	March 31, 2021
Development completed:
Panjin Fortune Building	63,803,391	64,188,024
Jingbin Garden	2,291	2,291
Hunnan project	54,904	54,904
Jinzhaoyuan International Building - Intelligent choice hotel of Shenyang
North Railway Station	2,086,731	2,086,731
North 2nd Road Project	1,442	1,442
Shopping malls connected with Jinzhaoyuan international building and world financial center phase I and II	185,055	185,055
Jinzhaoyuan International Building - Mulongquan bath	60,857	60,857
Total amount of real estate development completed	66,194,671	66,579,304
Real estate under development:
Jinzhaoyuan international building north station building phase I	4,428,761	4,428,761
World Financial Center - North Station building phase II	89,100,900	89,100,900
World Financial Center - Marriott Hotel	45,589,425	45,262,601
Financial Building (Holiday Inn)	5,814,858	5,814,858
Financial Building (Whole building)	19,234,732	19,234,824
Financial Building (Anshan Office)	283,681	417,990
Financial Building (Anshan Sales Office)	82,370	82,370
Financial Building (Stereo parking equipment)	577,920	577,920
Financial Building (Heat exchange station, fire pump)	340,546	340,546
Financial Building (Chaoshan kitchen)	391,924	391,923
Fushun Today Sunshine Real Estate(1-1 × plot)	51,100,432	50,208,513
Prepaid taxes related to real estate		2,826,133
Total real estate under development	216,945,549	218,687,339
Total number of completed and developing real estate development projects	$283,140,220	$285,266,643

Note 5. Goodwill

When events and circumstances indicate that the book value cannot be recovered, the company measures goodwill at fair value on a non-recurring basis.

As of June 30, 2021, such assets or liabilities do not need to be regularly measured at fair value.

Note 6. Long term equity investment

	Initial cost	Ownership	June 30 2021
	USD		USD
Shenyang Yuhong Yong'an Village Bank Co., Ltd	1,532,591	10%	1,532,591
Total	1,532,591		1,532,591

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

AMERITRUST CORPORATION AND SUBSIDIARIES WITH DEVELOPING PROPERTIES

PROFORMA CONSOLIDATED FINANCIAL STATEMENTS

Proforma consolidated financial statements

TABLE OF CONTENTS

Pages
Consolidated Balance Sheets as of December 31, 2018, 2019, 2020 and June 30, 2021	12
Consolidated Statements of Comprehensive (Loss)/Income for the years ended December 31, 2018, 2019, 2020 and six months ended June 30, 2021	13
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2019, 2020 and six months ended June 30, 2021	14
Consolidated Statements of Changes in Deficit for the years ended December 31, 2018, 2019, 2020 and June 30, 2021	15
Notes to Consolidated Financial Statements for the years ended December 31, 2018, 2019, 2020 and June 30, 2021	16 - 30

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED BALANCE SHEETS

As of December 31, 2018, 2019, 2020 and June 30, 2021

(All amounts stated in US$, except for number of shares data)

		December 31	December 31	December 31	June 30
Notes		2018	2019	2020	2021
		US$	US$	US$	US$
Assets

current assets
Cash and cash equivalents		1,295,126	1,934,243	2,122,260	7,210,786
Restricted cash		-	11,489,200	12,300,039	345,051
Accounts receivable		1,166,639	176,110	336,237	259,209
Other receivables	3	34,597,818	106,731,963	119,428,167	299,645,866
Inventory		18,674	18,447	19,686	16,116,060
Advance payment to suppliers		8,765,223	8,235,129	13,472,937	19,686
Real estate under development and completed		192,909,695	229,995,158	291,648,774	283,140,220
Right to use assets					50,715
Net receivables from related parties		70,835,674.00	94,931,588.00	180,386,535.00	35,620,102
Other current assets					8,706,317
Total current assets		309,588,849	453,511,838	619,714,635	651,114,012

Net property and equipment	5	25,294,730	70,705,166,137	70,704,889,426	70,711,703,046
Long-term investment	6	88,489,301	1,436,150	1,532,590	1,532,591
Intangible assets	7	5,079,227	5,505,794	5,781,242	6,520,239
Total non-current assets		118,863,258	70,712,108,081	70,712,203,258	70,719,755,876
TOTAL ASSETS		428,452,107	71,165,619,919	71,331,917,893	71,370,869,888

LIABILITIES AND SHAREHOLDERS'DEFICIT

Current liabilities
Accounts payables and notes payables		66,183,126	72,288,604	65,459,035	53,999,700
Short-term bank loans	8	193,842,844	188,222,589	200,974,910	204,222,762
Customer deposits	9	28,574,029	21,586,723	53,191,534	65,776,859
Other payables and accrued liabilities	11	233,485,835	279,002,508	81,048,760	304,038,620
Liability of right to use					50,715
Amounts due to related parties	12	45,580,796	59,985,614	262,159,708	75,221,873
Total current liabilities		567,666,630	621,086,038	662,833,948	703,310,529
Long-term bank loans				11,532,744	6,141,090
Total non-current liabilities				11,532,744	6,141,090
Total liabilities		567,666,630	621,086,038	674,366,692	709,451,619

Commitments and contingencies	13

Shareholders' deficit
Common shares		11,428,728	70,696,195,118	70,696,382,506	70,696,608,083
Additional paid in capital					11,782,993
Retained earnings		(155,254,578)	(157,964,926)	(38,789,206)	(46,972,807)
Accumulated other comprehensive (loss)/gain		4,611,327	6,303,689		-
Foreign currency translation adjustments		-	-	(42,099)	-
Total deficit		(139,214,523)	70,544,533,881	70,657,551,201	70,661,418,269
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT		428,452,107	71,165,619,919	71,331,917,893	71,370,869,888

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS/INCOME

For the years ended December 31, 2018, 2019, 2020 and June 30, 2021

(ALL amounts stated in US$, except for number of shares data)

	Notes	Year ended December 31			Six months ended June 30
		2018	2019	2020	2021
		US$	US$	US$	US$
Revenue:
Real estate sales		8,261,049	1,495,522	16,231,698	6,102,395
Real estate lease income		2,813,248	2,115,251	4,912,262	2,107,065
Other sales revenue		-	-	1,722,300	-
Non business income		-	-	93,332	-
Total revenue		11,074,297	3,610,773	22,959,592	8,209,460
Costs of revenue:
Cost of real estate sales		(8,283,247)	(163,839)	783,573	(3,064,735)
Cost of real estate lease income		(781,964)	(845,255)	(314,838)	(136,302)
Other Operating Cost		-	-	(1,722,300)	-
Nonoperating outlay		-	-	(33,925)	(23,728)
Total costs of revenue		(9,065,211)	(1,009,064)	(1,287,490)	(3,224,765)
Gross profit		2,009,086	2,601,709	21,672,102	4,984,695
Taxes and Additional		-	-	(2,089,105)	(652,893)
Selling and distribution expenses		(107,664)	(92,645)	(701,414)	(531,569)
General and administrative expenses		(3,098,869)	(2,990,319)	(2,912,975)	(1,414,188)
Operating loss		(1,197,447)	(481,255)	15,968,608	2,386,045

Interest expense		(12,524,411)	(14,584,995)	(15,110,920)	(9,353,010)
Gain on long term investment		-	12,377,195	3,309,410	-
Gain on disposal of properties		7,696,041	-	-	284,965
Dividends income		-	-	-	-
Loss from operations before income		(6,025,817)	(2,689,055)	4,167,098	(6,682,000)
Income taxes	10	(193,068)	(21,293)	-	-
Net loss		(6,218,885)	(2,710,348)	4,167,098	(6,682,000)
Foreign currency translation adjustments		7,885,013	1,692,362	-	-
Total comprehensive (loss)/income		1,666,128	(1,017,986)	4,167,098	(6,682,000)

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2019, 2020 and June 30, 2021 (All amounts stated in US$, except for number of shares data)

	Year Ended December 31,			Six months ended June 30
	2018	2019	2020	2021
	US$	US$	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(6,218,885)	(2,710,348)	4,167,098	(6,682,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016,079	1,820,673	1,901,997	-
Gain on disposal of properties	(7,696,041)	-	-	-

Changes in operating assets and liabilities:
Accounts receivable	(589,609)	984,628	(160,127)	139,832
Real estate properties development completed	(6,336,597)	(257,026)	(21,178,508)	50,219,914
Real estate properties under development	(41,906,027)	(39,537,610)	(33,103,524)	-
Inventory	-	-	(1,239)	1,239
Advances to suppliers	(294,305)	427,038	5,237,808	(12,285,556)
Other receivables	50,251,819	(73,171,515)	(12,696,204)	(25,460,166)
Deposits for land use rights	-	-	-	-
Amounts due from related parties	-	-	(85,454,947)	28,354,208
Accounts payable and notes payables	29,028,745	6,969,490	-	23,328,677
Customer deposits	3,880,688	-6,696,031	(31,604,811)	42,886,301
Other payables and accrued liabilities	(9,226,749)	48,768,500	194,675,417	(254,505,116)
Net cash (used in) /provided by operating activities	12,909,118	-63,402,201	15,713,865	(154,002,667)
CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of properties held for lease and property and equipment	-	-	-	-
Purchase of property and equipment	-	-	276,711	(158,114)
Acquisition of land use right	-	-581,440	-	-
Acquisition of long-term investment	-	-	-	-
Proceed from disposal of properties	9,159,837	-	-	-
Proceed from disposal of long-term investment	-	86,706,847	-	-
Amounts due from related parties	(64,696,993)	-25,169,857	-	-
Net cash (used in)/provided by investing activities	(55,537,156)	60,955,550	276,711	(158,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related parties	47,480,492	15,086,524	(28,321,013)	54,080,685
Repayments of short-term bank loans and current portion of long-term bank loans	(237,751,030)	-195,608,470	(194,798,738)	247,453,658
Proceeds from short-term bank loans and current portion of long-term bank loans	233,009,070	192,319,142	205,862,931	(161,240,025)
Capital injection	669,378	2,896,702	-	7,000,000
Net cash provided by financing activities	43,407,911	14,693,898	(17,256,821)	147,294,318
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	779,873	12,247,247	998,856	(6,866,462)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62,478)	-118,930	-	-
Cash, cash equivalents and restricted cash, at beginning of year	577,731	1,295,126	13,423,443	14,422,299
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF YEAR	1,295,126	13,423,443	14,422,299	7,555,836

SUPPLEMENTARY INFORMATION ON CASH FLOWS
Cash and cash equivalents	1,295,126	1,934,243	2,122,260	7,210,785
Restricted cash	-	11,489,200	12,300,039	345,050

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the years ended December 31, 2017, 2018, 2019, 2020, June 30, 2021,

 and June 30, 2021 (ALL amounts stated in US$, except for number of shares data)

	Common Shares	Retained Earnings	Other
			Comprehensive
			Income / (Loss)	Total
	US$	US$	US$	US$
BALANCE AT DECEMBER 31, 2017	10,759,350	(149,035,693)	(,273,686)	(141,550,029)
Capital injection	669,378	-	-	669,378
Foreign currency translation	-	-	7,885,013	7,885,013
Net loss	-	(6,218,885)	-	(6,218,885)
BALANCE AT DECEMBER 31, 2018	11,428,728	(155,254,57)	4,611,327	(139,214,523)
Capital injection	2,896,702	-	-	2,896,702
Proposed investment in twenty-nine properties	70,681,869,688	-	-	70,681,869,688
Foreign currency translation	-	-	1,692,362	1,692,362
Net loss	-	(2,710,348)	-	(2,710,348)
BALANCE AT DECEMBER 31, 2019	70,696,195,118	-157,964,926	6,303,689	70,544,533,881
Adjustment of variances at the beginning of the period	187,388	115,008,622	-6,303,689	108,892,321
Capital injection	(42,099)	-	-	(42,099)
Proposed investment in twenty-nine properties	-	-	-	-
Foreign currency translation	-	-	-	-
Net loss	-	4,167,098	-	4,167,098
BALANCE AT DECEMBER 31, 2020	70,696,340,407	(38,789,206)	0	70,657,551,201
Adjustment of variances at the beginning of the period	267,676	11,782,993	(972,907)	11,077,762
Capital injection	-	-	-	-
Proposed investment in twenty-nine	-	-	-	-
Foreign currency translation	-	-	-	-
Net loss	-	(976,989)	(594,706)	(1,571,695)
BALANCE AT MARCH 31, 2021	70,696,608,083	(27,983,202)	(1,567,613)	(70,667,057,268)
Adjustment of variances at the beginning of the period	-	66,012	-	66,012
Capital injection	-	-	-	-
Proposed investment in twenty-nine	-	-	-	-
Foreign currency translation	-	-	-	-
Net loss	-	(5,705,011)	-	(5,705,011)
BALANCE AT JUNE 30, 2021	70,696,608,083	(33,622,201)	(1,567,613)	70,661,418,269

The accompanying notes are an integral part of the consolidated financial statements.

Description of the Pro Forma Financial Statements

For The Years Ended December 2018, 2019, 2020 And June, 2021

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

The Group incurred net loss of US$6,682,000 (December 31, 2020: US$4,167,098; December 31, 2019: 2,710,348; December 31, 2018: US$6,218,885) and net cash used in operating activities of US$-154,002,667(December 31, 2020: 15,713,865 December 31, 2019: US$-63,402,201; December 31, 2018: US$12,909,118) during the year ended June 30, 2021. As of June 30, 2021, the Group had net current liability of US$703,310,529(December 31, 2020: 662,833,948; December 31, 2019: US$621,086,038; December 31, 2018: US$567,666,630) and equity of US$70,661,418,269 (December 31, 2020: 70,657,551,201; December 31, 2019: US$70,544,533,881; December 31, 2018: US$-139,214,523).

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

As of June 30, 2021, the Group held US$ 345,051 (March 31, 2021: US$ 12,606,926, December 31, 2019: US$ 11,489,200, December 31, 2018: nil) in its bank accounts with withdrawal restriction for its Note Payables.

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

The following table presents the Group's contract balances as of December 31, 2018, 2019, 2020 and June 30, 2021:

	December 31, 2018	December 31, 2019	December 31, 2020	June 30, 2021
Customer deposits	28,574,029	21,586,723	53,191,534	65,776,859

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

Accounts receivable are reviewed periodically as to whether their carrying value has become impaired. The Group considers the assets to be impaired if the collectability of the balances become doubtful. As of June 30, 2021, there was no allowance for doubtful accounts (nil, December 31, 2020; December 31, 2019: nil, December 31, 2018: nil).

(j) Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals with which the Group has business relationships.

Other receivables are reviewed periodically as to whether their carrying value has become impaired. The Group considers the assets to be impaired if the collectability of the balances becomes doubtful. As of June 30, 2021, there was no allowance for doubtful accounts (nil, December 31, 2020; December 31, 2019: nil, December 31, 2018: nil)

(k) Deposits for land use rights

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

(l) Advances to suppliers

Advances to suppliers consist of amounts paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential or commercial units in the PRC. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. The Group considers the assets to be impaired if it is doubtful that the services and materials can be provided. As of December 31, 2018, 2019, 2020 and June 30, 2021, there was no allowance provided.

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

(n) Notes payable and other payables

Notes payable represents short-term bank acceptance notes issued by financial institutions that entitle the holder to receive the stated amount from the financial institutions at the maturity date of the notes. The Group has utilized notes payable to settle amounts owed to suppliers and contractors. The notes payable is non-interest bearing and is normally settled within six months. Notes payable was US$356,643, US$22,978,400 and US$24,521,449, US$3,831,476 as of December 31, 2018, 2019, 2020 and June 30, 2021, respectively.

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

3. Other receivables

The following summarizes the details of major other receivables:

	December 31, 2018	December 31, 2019	December 31, 2020	June 30, 2021
	US$	US$	US$	US$
Fushun Land Acquisition Reserve Trading Center	-	24,183,876	-	-
Shenyang Pacific Xin Tiandi Real Estate Co., Ltd.	8,001,410	9,582,818	-	-
Liaoning Pacific Real Estate Co., Ltd.	-	8,658,402	-	-
Liaoning Li De Wu Trading Co., Ltd.	8,137,950	7,383,842	-	-
Shenyang Xilun Textile Industry Co., Ltd.	-	7,209,473	7,693,604	7,693,604
Shenyang Huixiang Yidong Trading Co., Ltd.	7,269,200	7,180,750	-	-
Liaoning Zhucheng Real Estate Co., Ltd.	-	7,180,750	7,662,953	-
Liaoning Yudong Trading Co., Ltd.	-	7,028,462	-	-
Shengbo, Li	3,289,633	3,249,605	-	-
Fushun Shuncheng District Land Reserve Integration Center	-	2,982,941	3,517,432	-
Liaoning Zangyuan Investment Co., Ltd.	4,256,160	2,312,296	-	-
Shenyang Hongda Technology Co., Ltd.	1,859,408	1,836,783	1,960,127	2,845,904
Minghui Financial Leasing Co., Ltd.	2,548,830	-	3,852,101	-
Huizhou Shunzhan Trading Co., Ltd.	-	-	1,879,411	1,879,411
Dalian Baichuan Golden Sun Culture Shenyang Branch	-	-	1,304,089	1,304,089
Yan, Xing	-	-	1,180,554	-
Jilin Jiuying Investment Management Group Co., Ltd.	-	-	1,217,759	-
Huang Liying	-	-	1,145,228	-
Zhejiang Baide Guangzhen Film and Television Culture Co., Ltd.	-	-	1,097,335	-
Ren Dongmei	-	-	1,072,813	1,072,813
Yong'an City	-	-	10,357,610	10,357,610
Shen He Xia Wei Yi	-	-	1,831,867	-
Beijing Yangxin Yang Consulting Co., Ltd	-	-	198,769	-
No. 2 Light Industry Plant (Wang Zhongxuan)	-	-	8,429,248	-
Shenyang Chengda Refrigeration Co., Ltd	-	-	6,216,359	-
Panjin Wanxin Hui Trading Co., Ltd	-	-	6,206,992	6,206,991
Liaoning American Environmental Materials Technology Co. Ltd	-	-	5,534,868	-
Distribustion Company Under Board Directors of Tiexi and Shengyuan	-	-	4,597,772	-
Shenyang Qizhi Trading Co., Ltd	-	-	4,367,883	-
Han Jishum	-	-	3,065,181	-
Shenyang Hongda Technology Co. Ltd	-	-	1,960,127	-
Shenyang Chengjun Haifu Trading Co., Ltd	-	-	1,924,134	-
Dalian Mingshang Trading Co., Ltd	-	-	1,685,850	-
Shenyang Tiexi Xinsheng and Hardware Building Materials Distribution Department	-	-	1,532,591	-
Shenyang Jiuli Building Materials Co. Ltd	-	-	1,532,591	-
Huludao Longgang District Wanxiang Microloan Company	-	-	1,532,591	-
Zhao Zhijia	-	-	1,494,276	-
Hu Qi	-	-	1,380,328	-
Xu Henan	-	-	1,226,072	-
Beijing Business Hotel	-	-	1,067,975	-
Zhu Delin (Dandong property)	-	-	1,019,173	-
Long Yu	-	-	996,184	-
Yin Baoli	-	-	995,310	-
Jiang Shaowei (No. 2 Knitting Factory)	-	-	841,014	-

Ruifeng Huayang Investment Company	-	-	766,295	-
Dalian Bowen Hotel Management Co., Ltd	-	-	766,295	766,295
Chen Jie	-	-	766,295	-
Shenyang Boyi Heng Decoration Engineering Co. Ltd	-	-	756,607	-
Li Dongfei	-	-	742,157	742,157
Hong Lei	-	-	674,263	-
Xu Bin	-	-	552,177	5,501
Su Wen	-	-	505,755	-
Xue Peihua	-	-	505,755	-
Sun Liang	-	-	503,808	503,808
Li Xuysheng	-	-	488,127	-
Jingcheng Business Hotel, Shenhe District, Shenyang	-	-	475,299	475,299
Li Chen Huludao Dongsheng Carbon Plant	-	-	459,777	-
Panjin He Chong Real Estate Marketing Planning Co. Ltd	-	-	433,178	-
Zhang Yu	-	-	409,048	-
Zhang Qi	-	-	387,745	-
Chifeng Tongyuan Gold Mine Co., Ltd	-	-	382,381	-
Fuxin Co., Ltd. Fuxin Bank	-	-	319,577	-
Zhao Ling	-	-	306,518	306,518
He WanJun	-	-	306,518	-
Bi Wenping	-	-	295,024	-
China Well-off Construction Association	-	-	265,068	-
Song Jing	-	-	229,889	-
Du Peng	-	-	227,945	-
Chaoshan Hotel, Tiedong District	-	-	218,754	-
CHULRak ( Kim Chollo)	-	-	199,237	-
Chao Lou Hotel, Longgang District	-	-	199,237	-
Fuxin Bank Shenyang Branch Business Department (Lu Jingqiang)	-	-	199,236	-
Li Xiaobai	-	-	180,802	-
Ai Jiang Shan	-	-	168,585	168,585
Zhang Jun	-	-	154,216	154,216
Qi Yingming	-	-	153,597	-
Dalian Zhongshan Yukong Day Entertainment Club	-	-	153,259	-
Li Jinhua	-	-	153,259	-
Shenyang Yixing Aerospace Equipment Manufacturing Group Co. Ltd	-	-	153,259	-
Li Weiyi	-	-	153,259	-
Rongpan Branch of Liaoning Construction and Installation Group Co., Ltd.	-	-	153,259	-
Shenyang Yongsheng Leisure Shopping Plaza Co., Ltd	-	-	153,259	-
Xing	-	-	153,259	-
Liu Lina	-	-	-	116,598
Shenyang Peninsula Blue Bay Hotel Management Co., Ltd	-	-	-	107,281
Wang Jun	-	-	-	307
Shenyang Shenhe District Jingcheng Business Hotel	-	-	-	475,103
Shenyang Boyiheng Decoration Engineering Co., Ltd	-	-	-	729,300
Xie Zhan	-	-	-	766,295
Shenyang Xiaweiyi Business Hotel	-	-	-	4,598
Meng Donghua	-	-	-	9,962
Shenyang Jianmei Real Estate Sales Agency Co., Ltd	-	-	-	61,964
Tiedong Chasoshan Hotel	-	-	-	218,754
Panjin Fortune Building	-	-	-	300,4040
Others	1,784,057	16,763,433	1,778,018	264,499,353
	34,597,818	106,731,963	119,428,167	299,645,866

Other receivables primarily represent various cash advances to unrelated companies and individuals with which the Group has business relationships and they are unsecured, non-interest bearing and due on demand.

4. Real estate properties development completed and under development

The following summarizes the components of real estate properties development completed and under development at December 31, 2018, 2019 and 2020:

	December 31,	December 31,	June 30,	June 30,
	2018	2019	2020	2021
	US$	US$	US$	US$
Development completed:
Panjin Fortune Building	43,666,894	43,227,664	64,188,025	63,803,391
Jing Bin Yuan	2,174	2,148	2,292	2,291
Hunnan Project	52,084	51,450	54,905	54,904
Jinzhaoyuan International Building - Shenyang North Station Zhixuan Holiday-Inn	1,979,507	1,955,421	2,086,732	2,086,731
Beier Road Project	1,368	1,352	1,443	1,442
Connection of Phase I and phase II Shopping Malls	-	108,049	185,056	185,055
Jinzhaoyuan International Building - Mulongquan Spa		54,712	60,852	60,857
Real estate properties development completed	45,702,027	45,400,796	66,579,304	66,194,671

Jinzhaoyuan International Building - North Station Building Phase I	4,095,064	4,045,236	4,428,762	4,428,761
Global Financial Center - North Station Building Phase II	85,756,748	85,502,606	91,944,238	89,100,900
Global Financial Center - Marriott Hotel	30,933,093	40,267,662	45,187,463	45,589,425
Connection of Phase I and phase II Shopping Malls	52,843	-
Financial Building (Holiday Inn)	5,424,533	5,440,132	5,814,858	5,814,858
Financial Building (Building as a whole)	18,120,810	17,959,414	19,232,527	19,234,732
Financial Building (Anshan Office)	36,346	67,671	418,625	283,681
Financial Building (Anshan Sales Office)	14,506	14,330	82,371	82,370
Financial Building (Three-dimensional Parking Equipment)	141,150	225,601	577,921	577,920
Financial Building (Heat Exchange Station, Fire Pump)	182,578	319,117	340,546	340,546
Financial Building (Chaoshan Kitchen)	-	143,615	391,924	391,924
Fushun Jin Ri Yang Guang (Site 1-1#)	-	28,211,006	49,278,651	51,100,432
Prepaid tax relating to real estate properties	4,473,261	4,437,055	-
	149,230,932	186,633,445	217,697,886	216,945,549
Prepaid taxes related to real estate			1,903,526
(Loss)/profit recognized	(1,830,158)	(1,844,825)	-
Less: progress billings (Note 9)	(193,106)	(194,258)	-
Real estate properties under development:	147,207,668	184,594,362	219,601,412	216,945,549

Total real estate properties development completed and under development	192,909,695	229,995,158	286,180,716	283,140,220

5. Net property and equipment

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2019	December 31, 2020	June 30, 2021
	US$	US$	US$	US$
Vehicles	11,826	11,682	725,378	621,309
Equipment	730,189	687,723	12,467	12,467
Furniture and fixtures	266,102	290,665	273,017	274,211
Office buildings	35,191,142	34,762,945	37,097,350	7,863,560
Proposed investment in twenty-nine properties(1)	-	70,681,869,688	70,681,869,688	0,681,869,688
Ranch				6,945,366
Total	36,199,260	70,717,622,703	70,719,977,900	70,727,586,601
Accumulated depreciation	(10,904,530)	(12,456,566)	(15,088,474)	(15,883,555)
Net property and equipment	25,294,730	70,705,166,137	70,704,889,426	70,711,703,046

(1) The details of the twenty-nine properties are listed below:

	Appraisal Value RMB	Estimated appraisal Value (USD:$) (RATIO 1:7.06)	Estimated Total Investment RMB	Estimated Total Investment(USD:$) (RATIO 1:7.06) USD	TOTAL NUMBER OF SHARES SUBSCRIBED ($3 PER SHARE)
1. Hai Wan Cheng Project	4,100,000,000	580,736,544	40,600,000,000	5,750,708,215	1,916,902,738
2. Changchun Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431	500,472,144
3. Beijing Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329	1,610,009,443
4. Shanghai Meixin Fortune Plaza Project	11,233,333,333	1,591,123,702	33,700,000,000	4,773,371,105	1,591,123,702
5. Sanya Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340	745,986,780
6. Harbin Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
7. Shenyang Meixin Fortune PlazaProject	7,333,333,333	1,038,715,770	22,000,000,000	3,116,147,309	1,038,715,770
8. Hangzhou Meixin Fortune Plaza Project	9,600,000,000	1,359,773,371	28,800,000,000	4,079,320,113	1,359,773,371
9. Fuzhou Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221	651,558,074
10. Jinan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
11. Guangzhou Meixin Fortune Plaza Project	9,733,333,333	1,378,659,112	29,200,000,000	4,135,977,337	1,378,659,112
12. Wuhan Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221	651,558,074
13. Chengdu Meixin Fortune Plaza Project	5,933,333,333	840,415,486	17,800,000,000	2,521,246,459	840,415,486
14. Kunming Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632	580,736,544
15. Lanzhou Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431	500,472,144
16. Nanning Meixin Fortune Plaza Project	3,333,333,333	472,143,532	10,000,000,000	1,416,430,595	472,143,532
17. Yinchuan Meixin Fortune Plaza Project	3,033,333,333	429,650,614	9,100,000,000	1,288,951,841	429,650,614
18. Taiyuan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
19. Nanjing Meixin Fortune Plaza Project	5,400,000,000	764,872,521	16,200,000,000	2,294,617,564	764,872,521
20. Hefei Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
21. Zhengzhou Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
22. Changsha Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632	580,736,544
23. Guiyang Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042	509,915,014
24. Xi'an Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340	745,986,780
25. Chongqing Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697	1,029,272,899
26. Tianjin Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697	1,029,272,899
27. Shenzhen Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329	1,610,009,443
28. Fushun Bank	10,000,000,000	1,416,430,595	10,000,000,000	1,416,430,595	472,143,532
29. Dalian Plastic Surgery Hospital Project	14,000,000	1,983,003	14,000,000	1,983,003	661,001
Total	163,580,666,666	23,170,066,100	499,014,000,000	70,681,869,688	23,560,623,229

As of December 31, 2018, 2019, 2020 and June 30, 2021, the long-term investment consisted of the following:

			December 31,
	Initial Cost	Ownership	2018
	US$	%	US$
Nonmarketable equity securities
Fuxin Bank Co., Ltd.	92,016,904	5%	87,035,461
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,537,050	10%	1,453,840
Total	93,553,954	15%	88,489,301

			December 31,
	Initial Cost	Ownership	2019
	US$	%	US$
Nonmarketable equity securities
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,537,050	10%	1,448,351
Total	1,537,050	10%	1,448,351

			December 31,
	Initial Cost	Ownership	2020
	US$	%	US$
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,532,591	10%	1,532,591
Total	1,532,591		1,532,591

			June 30,
	Initial Cost	Ownership	2021
	US$	%	US$
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,532,591	10%	1,532,591
Total	1,532,591		1,532,591

7. Intangible Assets

	December 31, 2018	December 31, 2019	December 31, 2020	June 30, 2021
	US$	US$	US$	US$
Land use right	5,230,123	5,743,026	6,583,696	6,583,696
Land use right Accumulated depreciation at December 31,	(150,896)	(237,232)	(803,380)	(850,149)
Land use right, net	5,079,227	5,505,794	5,780,316	5,733,547
Others	-	-	2,222	2,222
Others Accumulated depreciation at December 31,	-	-	(1,296)	(1,667)
Others use right, net	-	-	926	555
Goodwill				786,136

Amortization expense for Land use right for the year ended June 30, 2021 amounted to US$46,768 ( 2020: US$566,148; 2019: US$88,921; 2018: US$58,606).

Amortization is computed using the straight-line method over the estimated useful lives of the land use rights. Estimated useful lives of the land use rights are between 20-32 years.

8. Short-term bank loans and other debt

Short-term bank loans and other debt represent amounts due to various banks and financial institutions that are due on the dates indicated below. Short-term bank loans and other debt at December 31, 2018, 2019, 2020 and June 30, 2021 consisted of the following:

	December 31, 2018	December 31 , 2019	December 31, 2020	June 30, 2021
	US$	US$	US$	US$
Loan from The Bank of Fuxin Shengyang Branch:
Due October 17, 2019, at 5.0025% per annum	98,497,660	-	-	-
Due September 19, 2020, at 8.00% per annum	-	79,778,133	-	-
Due September 27, 2021, at 8.00% per annum	-	-	85,135,404	85,135,404

Loan from The Bank of Hu Lu Dao Shengyang Branch:
Due April 19, 2019, at 7.80% per annum	26,109,513	-	-	-
Due May 14, 2020, at 6.67% per annum	-	32,887,835	-	-
Due January 10, 2021, at 7% per annum	-	-	7,662,953	-
Due June 5, 2021, at 6.50% per annum	-	-	7,662,953	-
Due June 17,2021, at 6.50% per annum	-	-	19,770,418	-
Due June 16,2022, at 6.50% per annum	-	-	-	37,351,056
Loan from The Bank of Fushun Beizhan Branch:
Due May 13, 2019, at 6.10% per annum	26,169,120	-	-	-
Due May 12, 2020, at 6.67% per annum	-	34,467,600	-	-
Due May 10, 2021, at 8% per annum	-	-	36,782,172	36,782,172

Loan from The Bank of Rural Commercial Dadong Branch:
Due June 27, 2019, at 8.19% per annum	8,455,533	-	-	-
Due June 15, 2020, at 8.19% per annum	-	7,180,750	-	-
Due June7, 2021, at 8.19% per annum	-	-	7,662,953	7,662,953

Personal loan:
Due July 19, 2019, at 8.57% per annum	2,180,760	-	-	-
Due July 19, 2020, at 8.57% per annum	-	1,872,618	-	-
Due 2021, at 8.61% ,8.56per annum	-	-	5,829,851	5,829,851

Loan from The Bank of Fuxin Panjin Branch:
Due March 7, 2019, at 5.0025% per annum	32,430,258	-	-	-
Due March 7, 2020, at 5.0025% per annum	-	32,035,653	-	-
Due March 9, 2021, at 8.00% per annum	-	-	30,468,206	-
Due March 8, 2022, at 8.00% per annum				29,928,735
Huludao Longgang Wanxiang microfinance Co., Ltd
Due December 9, 2021, at 1.2% per annum	-	-	-	1,532,591
Total short-term bank loans and other debt	193,842,844	188,222,589	200,974,910	204,222,762

9. Customer deposits

Advances for real estate properties comprise of amounts received from customers for the pre-sale of residential or commercial units in the PRC.

	December 31, 2018	December 31, 2019	December 31, 2020	June 30, 2021
	US$	US$	US$	US$
Advances for real estate properties	28,767,135	21,780,981	53,191,534	65,776,859
Less: recognized as progress billings (Note 4)	(193,106)	(194,258)	-	-
Customer deposits (Note 2(h))	28,574,029	21,586,723	53,191,534	65,776,859

10. Income taxes

Corporate income tax ("CIT")

The Group's PRC entities are subject to income tax at the statutory rate of 25% in accordance to the PRC corporate income tax laws and regulations.

The Group’s entities incorporated in the PRC have unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Group did not record deferred tax asset at December 31, 2018, 2019, 2020 and June 30, 2021.

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

	Year ended December			Year ended June
	2018	2019	2020	2021
	US$	US$	US$	US$
Current tax:
Income tax expense	193,068	21,293	-	-

The Group's income tax expense differs from the tax expense computed by applying the PRC statutory CIT rate of 25% for the years ended December 31, 2018, 2019, 2020 and June 30, 2021, are as follows:

	Year ended December 2018	Year ended December 2019	Year ended December 2020	Year ended June 2021
	US$	US$	US$	US$
CIT at rate of 25%	(1,506,454)	-672,264	1,041,775	-
Changes in valuation allowance	1,699,522	693,557	(1,041,775)	-
Income tax expense	193,068	21,293	-	-

11. Other payables and accrued liabilities

	December 31, 2018	December 31, 2019	December 31, 2020	June 30, 2021
	US$	US$	US$	US$
Other tax payables	708,942	1,021,686	1,096,675	1,073,503
Salary payables	122	885	332	332
Other payables (1)	232,776,771	277,979,937	79,951,753	302,964,785
Total	233,485,835	279,002,508	81,048,760	304,038,620

(1) Other payables primarily represent various cash advances from unrelated companies and individuals with which the Group has business relationships and they are unsecured, non-interest bearing and due on demand.

12. Major related party transactions

June 30, 2021
Major related parties	US$
Anshan Guanghai Property Management Co., Ltd	244,775.72
Bai Liyan	10,728,133.76
Bai Xu	303,117.22
Bai Yang	5,678,742.26
Beijing Minghe Jufeng Investment Management Co., Ltd	383,147.63
Beijing Woze Handing Enterprise Management Co., Ltd	3,831,476.34
Chaoshan kitchen (Guangdong Shantou kitchen)	81,717.73
Dalian Sanxing Building Development Co., Ltd	8,238,390.42
Northeast state owned auction	834,256.36
Dong Lizhi	1,763,617.31
Gao Yuting	8,735,766.07
Guo Mei	697,328.69
Li Jun	852,160.40
Li Shengbo	5,091,962.36
Liaoning Cangyuan Investment Co., Ltd	2,845,904.48
Liaoning Hualang Electronic Equipment Co., Ltd	615,733.16
Liaoning Lidewu Trade Co., Ltd	9,898,415.22
Liaoning LIANHANG Shenyan aircraft Co., Ltd	28,700,056.71
Liaoning Pacific Real Estate Company	9,239,831.99
Liaoning Pacific Chain Network Technology Information Co., Ltd	186,741.25
Liaoning Pacific Investment Co., Ltd	45,407,032.29
Liaoning Tongfei General Aviation Club Co., Ltd	43,061,462.89
Liaoning Tongfei Investment Co., Ltd	50,060,917.74
Liaoning Yudong Trading Co., Ltd	67,331,148.76
Panjin Guanghai Property Management Co., Ltd	776,607.19
Panjin Hechuang Real Estate Marketing Planning Co., Ltd	815,789.26
Panjin Pacific Real Estate Co., Ltd	26,789,647.23
Shenyang Baiji Real Estate Development Co., Ltd. (Shenbei project)	2,924,559.16
Shenyang Chengda Olympic management company	25,464,684.33
Shenyang Chunjiang Real Estate Co., Ltd	3,242,812.26
Shenyang Guanghai Property Management Co., Ltd	3,920,631.10
Shenyang Haojingxiang Real Estate Co., Ltd	23,030,176.01
Shenyang Hongjian Aviation Technology Co., Ltd	355,286.13
Shenyang Huixiang Yidong Trading Co., Ltd	49,464,920.62
Shenyang Jinsheng Housing Development Co., Ltd	25,628,522.80
Shenyang Langwan Decoration Engineering Co., Ltd	20,345,804.97
Shenyang Leitu Flooring Material Co., Ltd	6,651.44
Shenyang Lidewu Enterprise Management Co., Ltd	176,121.63
Shenyang Qinjian culture media Co., Ltd	320,400.46
Shenyang Ruibai Hotel Management Co., Ltd	7,982,908.83
Shenyang UBS Investment Co., Ltd	2,171,480.14
Shenyang ShanMeng Construction Group Co., Ltd	742,601.84
Shenyang Pacific Xintiandi Real Estate Co., Ltd.	10,228,052.27
Shenyang General Aviation	194,830.76
Shenyang Xindini Trading Co., Ltd	3,897,347.09
Shenyang Yuegangshan catering Co., Ltd	434,926.24
Medical heart monitoring	957,221.72
Medical device development center	1,770,377.48
Total	516,454,197.69

13. Commitments and contingencies

Shenyang Guanghai Property Management Co., Ltd. sued Fuxin Bank Co., Ltd. for the rent dispute over house leasing (19th floor, 20th floor and 21st floor of Phase II), and Liaoning Pacific Industrial Co., Ltd. was the third person in the case. The first trial has ruled that Fuxin Bank will pay Shenyang Guanghai Property Management Co., Ltd. US$2,800,656; Fuxin Bank has appealed to the Intermediate People's Court. In the second trial, Fuxin Bank changed Liaoning Pacific Industrial Co., Ltd. from the third party to the appellee. As of June 30, 2021, the second trial had not been held.

Panjin Pacific Real Estate Co., Ltd. has one pending lawsuit, and the litigant is Liaoning Zhongda Engineering Cost Consulting Co., Ltd., with the lawsuit amount of US$ 15,326. As of June 30, 2021, there is no final judgment yet.

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

In addition, no single customer accounted for more than 10% of revenue for the years ended December 31, 2018, 2019 ,2020 and June 30, 2021.

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

Three Months Ended June 30, 2021 and 2020

We generated revenues of $0 from sales of real estate during the three months ended June 30, 2021, compared to $0 for the three months ended June 30, 2020. This is due to the fact that the acquisition of real estate in 2020 whose income from pre-sale has not been carried forward because the house has not been delivered. The real estate rental income for the period ended June 30, 2021 was $1,256,841, while it was $935,112 for the corresponding period in 2020. This is due to a significant increase in economic activity. For similar reasons, costs associated with real estate sales were $0 during the three months ended June30, 2021, compared to $ 0 for the three months ended June 30, 2020. The rental cost of real estate for the three months ended June 30, 2021 was $136,302, compared to $67,828 for the corresponding period in 2020.

General and administrative expenses for the three months ended June 30, 2021 were $636,269, compared to $588,492 during the corresponding period in 2020. This increase is due to significantly increased activity, including the acquisition of real estate. Interest expense for the three months ended June 30, 2021 was $5,653,382, compared to $4,812,565 for the three months ended June 30, 2020. The increased interest expense related to properties acquired during 2021.

Nine Months Ended June 30, 2021 and 2020

We generated revenues of $22,334,093 from sales of real estate during the nine months ended June 30, 2021, compared to3,281,037 for the nine months ended June 30, 2020. This is due to the fact that the sales of new real estate increased the sales revenue in 2021. For similar reasons, real estate rental income for the period ended June 30, 2021 was $2,271,349, while it was $935,112 for the corresponding period in 2020. Costs associated with real estate sales were $2,281,162 during the nine months ended June 30, 2021, compared to 1,707,885 for the nine months ended June 30, 2020.

General and administrative expenses for the nine months ended June 30, 2021 were $2,599,552, compared to $2,481,635 during the corresponding period in 2020. This increase is due to significantly increased activity. Interest expense for the nine months ended June 30, 2021 was $12,347,043, compared to $11,971,595 for the nine months ended June 30, 2020. The increased interest expense in 2021 is the expense arising from the new loan.

Liquidity and Capital Resources

In assessing its liquidity, management monitors and analyzes the Company's cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. The Company, as of the date of this filing, had approximately $11,601,437 in unrestricted available cash, which can be used to finance operations over the next 12 months. However, the Company had not generated any revenues from operations during the three months ended June 30, 2021, other than revenues from the sale of real estate properties. For the three months ended June 30, 2021, our total expenses were $1,284,742, consisting primarily of costs of rental real estate, taxes, legal and accounting fees, administrative expenses and filing fees. Net cash provided by operating activities was $-792,803,907 for the three months ended June 30, 2021, compared to net cash used in operating activities of $ -710,053,456during the corresponding period of 2020.

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

At June 30, 2021, we had an accumulated deficit of $-20,451,419 and cash and cash equivalents (other than restricted cash) of $7,210,786. Compared to June 30, 2020 we had an accumulated deficit of $-26,952,910.

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

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and as a result of adopting Topic 842) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Since January 2020, the coronavirus pandemic ("the COVID-19") has spread across China and other countries, governments have implemented a series of measures including travel restrictions and quarantines to contain COVID-19, which adversely affected the real estate industry where the Company operates. We currently believe our results of operations will be negatively impacted by these developments. The development and evolution of the COVID-19 in China and globally still has great uncertainty in the duration and severity, which may further amplify and delay the impact on the recovery of the real estate industry. Given the uncertainty about the situation, the Company currently cannot estimate the impact to the 2021financial performance and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Section 302 Certification by the Corporation's Principal Executive Officer *
31.2	Section 302 Certification by the Corporation's Principal Financial Officer *
32.1	Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
32.2	Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101*
*	Filed Herewith

SIGNATURE

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ameritrust Corporation

By:	/s/Seong Y. Lee
Seong Y. Lee
President (Principal Executive Officer)
Dated: September 2, 2021