Form 10-Q/A
period 2020-12-31
Ameritrust Corp
filed 2022-07-25
CIK 1372954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes[ ]  No [X]

Securities registered pursuant to Section 12(b) of the Act: None

The Registrant has 7,239,573,961,951 shares of common stock outstanding as of April 30, 2021.

-i-

AMERITRUST CORPORATION

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

NOTE ON FORWARD LOOKING STATEMENTS

You should keep in mind the following points as you read this Report on Form 10-Q:

The terms "we," "us," "our," "Ameritrust" or the "Company" refer to Ameritrust Corporation (ATCC)

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

Liaoning Cornell Real Estate Co., Ltd.. is a wholly-owned subsidiary of Ameritrust Corporation located in PRC. In October, 2020, we entrusted Liaoning Cornell Real Estate Co., Ltd.. to sign an Stock Exchange Agreement with the shareholders of four operating companies in PRC (namely Liaoning Pacific Industry Co., Ltd.., Shenyang Haojingxiang Real Estate Co., Ltd.., Fushun Fortune Plaza Real Estate Co., Ltd.. and Panjin Pacific Real Estate Co., Ltd.., see item 2 for details) to exchange the shares of the target company to Liaoning Cornell Real Estate Co., Ltd.. Therefore, Liaoning Cornell Real Estate Co., Ltd.. signed an stock holding agreement with the shareholders of the target company to hand over the equity of the four target companies to the original four target company shareholders for temporary holding.

Ameritrust Corporation has done the following work:

1. First of all, Liaoning Cornell Real Estate Co., Ltd.., a wholly-owned holding company, was established in Yingkou, Liaoning Province, which is a PRC legal person.

2. Ameritrust Corporation issued a power of attorney to entrust its holding company, Liaoning Cornell Real Estate Co., Ltd.., to receive the equity of the target company on its behalf and solve the legal restrictions on foreign investment in PRC companies.

3. On behalf of Ameritrust Corporation, Liaoning Cornell Real Estate Co., Ltd.. signed Stock Exchange Agreements with the shareholders of four operating companies and transferred the equity of four operating companies.

4. The shareholders of the target company issued a power of attorney to entrust Liaoning Cornell Real Estate Co., Ltd.. to receive the shares of Ameritrust Corporation, and the shareholders of the four operating companies have realized the stock exchange with Ameritrust Corporation.

5. For the time being, Liaoning Cornell Real Estate Co., Ltd.. entrusts the original shareholders of the four operating companies to hold the shares of the four operating companies on behalf of them. The original shareholders of the four operating companies agreed to change the shares of the target company into Liaoning Cornell Real Estate Co., Ltd.. or its designated company or individual at any time in accordance with the requirements of the proxy holding agreement.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

		December 31, 2020	September 30, 2020
		(Unaudited)	(Audited)
Assets
Current assets		$	$
Cash and cash equivalents	Note 3	11,601,437	2,551,600
Restricted cash		12,300,039	-
Net receivables and notes		336,237	5,992
Other receivables		119,428,167	-
Advance payment		13,472,937	-
Inventory		19,686	-
Real estate under development and completed	Note 4	70,974,284,672	766,210
Right to use assets		50,715	50,715
Net receivables from related parties		180,392,527	-
Other current assets		65,000	65,000
Total current assets		$71,311,951,417	$3,439,517
Noncurrent assets
Net estate		$23,019,738	$-
Equity in net assets of nonconsolidated related companies	Note 6	1,532,59	-
Net goodwill and intangible assets	Note 5	6,567,378	786,136
Total noncurrent assets		31,119,707	786,136
Total assets		$71,343,071,124	$4,225,653

Liabilities and equity
Current liabilities
Accounts and notes payable		$65,483,789	$24,754
Short-term debt		200,974,910	-
Customer deposits		53,191,534	-
Other accounts payable and accrued liabilities		81,048,760	-
Liability of right to use		50,715	50,715
Amounts due to related parties		262,159,709	-
Total current liabilities		$662,909,417	$75,469
Non-current liabilities
Long term debt		11,532,744	-
Total non- current liabilities		11,532,744	-
Total liabilities		$674,442,161	$75,469
Stock right
Common stock, $0.01 par value		$72,395,709,635	$267,675
Additional paid in capital		(1,723,213,965)	4,782,993
Retained earnings		(3,866,707)	(900,484)
Accumulated other comprehensive losses
Total shareholders' equity		70,668,628,963	4,150,184
Foreign currency translation adjustment
Total share capital		70,668,628,963	4,150,184
Total liabilities and equity		$71,343,071,124	$4,225,653

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended (December 31, 2020)	Twelve Months Ended (September 30, 2020)
	(Unaudited)	(Audited)
Net sales and revenue
Real estate sales	$-	$-
Real estate rental income	232,711	-
Other sales revenue	2,105,663	-
Net sales and total revenue	2,338,374	-
Fees and expenses
Cost of real estate sales	$-	$-
Rental cost of real estate	107,119	-
Other cost of sales	-	-
Taxes and surcharges	375,251	-
Operating expenses	408,906	-
General and administrative expenses	1,401,569	782,000
Total cost	2,292,845	782,000
Net interest income	(2,994,033)	(205)
Net other non-operating income	(17,719)	31,988
Income from investment
Income before income tax	$(2,966,223)	$(750,217)
Income tax expense
Net income	$(2,966,223)	$(750,217)
Net loss attributable to non-controlling interests
Net income attributable to shareholders	$(2,966,223)	$(750,217)

Net income attributable to common shareholders	$(2,966,223)	$(750,217)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

		Three Months Ended (December 31, 2020)		Twelve Months Ended (September 30, 2020)
		(Unaudited)		(Audited)
Cash flow from operating activities	$		$
Net income		(2,966,223)		(750,217)
Accounts receivable and bills		(330,245)		-
Other receivables		(119,428,167)		78,566
Inventory		(19,686)		-
Real estate developed and completed		(70,973,518,462)		-
Advance payment		(13,472,937)		-
Right of use assets		-		-
Due from Related parties		(180,392,527)		-
Other current assets		-		-
Due to related parties		262,159,709		-
Accounts and notes payable		65,459,035		3,017
Customer deposits		53,191,534
Other accounts payable and accrued liabilities		81,048,760		(549)

Income from debt relief				(31,988)
Net cash provided by operating activities		(70,828,269,209)		(701,171)
Cash flow from investment activities	$		$
Purchase of property and equipment		(30,333,571)
Joint control merger		70,660,445,002		3,252,771
Net cash used in investment activities	-	70,630,111,431	-	3,252,771
Cash flow from financing activities	$		$
Repayment of the current portion of short-term and long-term bank loans		212,507,654		-
Income from current portion of short-term bank loans and long-term bank loans				-
Cash received from absorbing investment		7,000,000		-
Net cash provided (used in) by financing activities		219,507,654		-
Effects of exchange rate changes on cash, cash equivalents and restricted cash
Net increase (decrease) in cash, cash equivalents and restricted cash		21,349,876		2,551,600
Cash, cash equivalents and restricted cash at the beginning of the period		2,551,600		-
Cash, cash equivalents and restricted cash at the end of the period		$23,901,476		$2,551,600

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONCISE CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common stock		Additional paid in capital	Accumulated deficit	Total shareholders' equity (deficit)
	Number of shares	Additional paid in capital
Balance as of September30, 2019	267,675,000	267,675	459,270	(752,042)	(25,097)

10: 1 reverse stock split	(240,907,182)	-	-	-	-

Change of control	-	-	27,772	729,187	756,959

Joint control merger	-	-	4,295,951	(127,412)	4,168,539

Net loss	-	-	-	(750,217)	(750,217)

Balance as of September 30, 2020	26,767,818	267,675	4,782,993	(900,484)	4,150,184

Issue shares for services, donations and gifts	217,156,377,554	2,171,563,775	(52,042,732)	-	2,119,521,043

Change of control	7,022,387,818,579	70,223,878,185	(1,682,954,226)	-	68,540,923,959

Joint control merger	-	-	7,000,000	-	7,000,000

Net loss	-	-	-	(2,966,223)	(2,966,223)

Balance as of December 31, 2020	7,239,570,963,951	72,395,709,635	(1,723,213,965)	(3,866,707)	70,668,628,963

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

Ameritrust Corporation is a real estate holding, development and operation company, and looking for real estate investment. The goal is to acquire, hold, develop and operate commercial real estate. The accompanying consolidated financial statements include the accounts of Ameritrust Corporation, Beespoke Capital Colorado, Inc. and four subsidiaries (entities), namely Liaoning Pacific Industrial Co., Ltd.., Panjin Pacific Real Estate Co., Ltd.., Shenyang Haojingxiang Real Estate Co., Ltd.. and Fushun Fortune Plaza Real Estate Co., Ltd.. All inter-company accounts, transactions and balances have been eliminated in the merger.

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

Note 3. Cash and cash equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total amount shown in the consolidated cash flow statement:

	December 31, 2020	September 30, 2020
Cash and cash equivalents
Cash and fixed deposits(a)	$11,601,437	$2,551,600
Limited cash	12,300,039	-

Note 4. Real estate under development and completed

	December 31, 2020	September 30, 2020
Development completed:
Panjin Fortune Building	64,188,025	63,988,788
Jingbin Garden	2,292	2,292
Hunnan project	54,905	54,905
Jinzhaoyuan International Building - Intelligent choice hotel of Shenyang North Railway Station	2,086,732	2,086,732
North 2nd Road Project	1,443	1,443
Shopping malls connected with Jinzhaoyuan international building and world financial center phase I and II	185,056	139,909
Jinzhaoyuan International Building - Mulongquan bath	60,852	60,852
Total amount of real estate development completed	66,579,305	66,334,921
Real estate under development:
Jinzhaoyuan international building north station building phase I	4,428,762	4,428,762
World Financial Center - North Station building phase II	91,944,238	91,784,497
World Financial Center - Marriott Hotel	45,187,463	44,889,826
Financial Building (Holiday Inn)	5,814,858	5,805,448
Financial Building (Whole building)	19,232,527	19,079,673
Financial Building (Anshan Office)	418,625	42,879
Financial Building (Anshan Sales Office)	82,371	77,848
Financial Building (Stereo parking equipment)	577,921	577,921
Financial Building (Heat exchange station, fire pump)	340,546	340,546
Financial Building (Chaoshan kitchen)	391,924	391,924
Fushun Today Sunshine Real Estate(1-1 × plot)	49,278,651	38,259,445
Bedford land, New York	766,210	766,210
Proposed investment in 29 properties(1)	70,681,869,688
Prepaid taxes related to real estate	7,371,583	6,547,331
Total real estate under development	70,907,705,367	212,992,310
Total number of completed and developing real estate development projects	$70,974,284,672	$279,327,231

(1) The details of these 29 properties are as follows:

	Appraisal Value (RMB)	Appraisal Value (USD: $) (Ratio is 1:7.06)	Estimated total investment (RMB)	Estimated total investment (USD: $) (Ratio is 1:7.06)
1.Hai Wancheng Project	4,100,000,000	580,736,544	40,600,000,000	5,750,708,215
2.Changchun Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431
3.Beijing Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329
4.Shanghai Meixin Fortune Plaza Project	11,233,333,333	1,591,123,702	33,700,000,000	4,773,371,105
5.Sanya Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340
6.Harbin Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
7.Shenyang Meixin Fortune Plaza Project	7,333,333,333	1,038,715,770	22,000,000,000	3,116,147,309
8.Hangzhou Meixin Fortune Plaza Project	9,600,000,000	1,359,773,371	28,800,000,000	4,079,320,113
9.Fuzhou Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221
10.Jinan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
11.Guangzhou Meixin Fortune Plaza Project	9,733,333,333	1,378,659,112	29,200,000,000	4,135,977,337
12.Wuhan Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221
13.Chengdu Meixin Fortune Plaza Project	5,933,333,333	840,415,486	17,800,000,000	2,521,246,459
14.Kunming Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632
15.Lanzhou Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431
16.Nanning Meixin Fortune Plaza Project	3,333,333,333	472,143,532	10,000,000,000	1,416,430,595
17.Yinchuan Meixin Fortune Plaza Project	3,033,333,333	429,650,614	9,100,000,000	1,288,951,841
18.Taiyuan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
19.Nanjing Meixin Fortune Plaza Project	5,400,000,000	764,872,521	16,200,000,000	2,294,617,564
20.Hefei Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
21.Zhengzhou Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
22.Changsha Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632
23.Guiyang Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
24.Xi'an Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340
25.Chongqing Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697
26.Tianjin Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697
27.Shenzhen Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329
28.Fushun Bank Co., Ltd. Project	10,000,000,000	1,416,430,595	10,000,000,000	1,416,430,595
29.Dalian plastic surgery hospital project	14,000,000	1,983,003	14,000,000	1,983,003
Total	163,580,666,666	23,170,066,100	499,014,000,000	70,681,869,688

Note 5. Goodwill

When events and circumstances indicate that the book value cannot be recovered, the company measures goodwill at fair value on a non-recurring basis.

As of December 31, 2020, such assets or liabilities do not need to be regularly measured at fair value.

Note 6. Long term equity investment

			December 31,
	Initial cost	Ownership	2020
	$USD		$USD
Shenyang Yuhong Yong'an Village Bank Co., Ltd.	$1,532,591	10%	$1,532,591
Total	$1,532,591		$1,532,591

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

AMERITRUST CORPORATION AND SUBSIDIARIES WITH DEVELOPING PROPERTIES

PROFORMA CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Proforma consolidated financial statements

TABLE OF CONTENTS

Pages
Consolidated Balance Sheets	15
Consolidated Statements of Comprehensive (Loss)/Income	16
Consolidated Statements of Changes in Deficit	17
Consolidated Statements of Cash Flows	18
Notes to Consolidated Financial Statements	19-34

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED BALANCE SHEETS

As of December 31, 2018, 2019 and 2020

(All amounts stated in US$, except for number of shares data)

		December 31, 2018	December 31, 2019	December 31, 2020
Notes		US$	US$	US$
ASSETS
Current assets
Cash and cash equivalents		1,295,126	1,934,243	2,122,260
Restricted cash		-	11,489,200	12,300,039
Accounts receivable		1,166,639	176,110	336,237
Other receivables	Note 3	34,597,818	106,731,963	119,428,167
Inventory		18,674	18,447	19,686
Advances to suppliers		8,765,223	8,235,129	13,472,937
Real estate properties under development uncompleted	Note 4	147,207,668	184,594,362	217,697,886
Real estate properties development completed	Note 4	45,702,027	45,400,796	66,579,304
Prepaid tax relating to real estate properties		-	-	1,903,526
Withholding tax		-	-	5,468,058
Amounts due from related parties	Note 12	70,835,674	94,931,588	180,386,535
Total current assets		309,588,849	453,511,838	619,714,635

Property and equipment, net	Note 5	25,294,730	70,705,166,137	70,704,889,426
Long-term investment	Note 6	88,489,301	1,436,150	1,532,590
Intangible assets	Note 7	5,079,227	5,505,794	5,781,242
Total non-current assets		118,863,258	70,712,108,081	70,712,203,258
TOTAL ASSETS		428,452,107	71,165,619,919	71,331,917,893

LIABILITIES AND SHAREHOLDERS'DEFICIT
Current liabilities
Accounts payables and notes payables		66,183,126	72,288,604	65,459,035
Short-term bank loans	Note 8	193,842,844	188,222,589	200,974,910
Customer deposits	Note 9	28,574,029	21,586,723	53,191,534
Other payables and accrued liabilities	Note 11	233,485,835	279,002,508	81,048,760
Amounts due to related parties	Note 12	45,580,796	59,985,614	262,159,708
Total current liabilities		567,666,630	621,086,038	662,833,948
Long-term bank loans		-	-	11,532,744
Total non-current liabilities		-	-	11,532,744
Total liabilities		567,666,630	621,086,038	674,366,692

Commitments and contingencies	Note 13

Shareholders' deficit
Common shares		11,428,728	70,696,195,118	70,696,382,506
Retained earnings		(155,254,578)	(157,964,926)	(38,789,206)
Accumulated other comprehensive (loss)/gain		4,611,327	6,303,689	-
Foreign currency translation adjustments		-	-	(42,099)
Total deficit		(139,214,523)	70,544,533,881	70,657,551,201
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT		428,452,107	71,165,619,919	71,331,917,893

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS/INCOME

For the years ended December 31, 2018, 2019, 2020

(ALL amounts stated in US$, except for number of shares data)

	Notes	Year ended December 31
		2018	2019	2020
		US$	US$	US$
Revenue:
Real estate sales		8,261,049	1,495,522	16,231,698
Real estate lease income		2,813,248	2,115,251	4,912,262
Other sales revenue		-	-	1,722,300
Nonbusiness income		-	-	93,332
Total revenue		11,074,297	3,610,773	22,959,592
Costs of revenue:
Cost of real estate sales		(8,283,247)	(163,839)	783,573
Cost of real estate lease income		(781,964)	(845,255)	(314,838)
Other Operating Cost		-	-	(1,722,300)
Nonoperating outlay		-	-	(33,925)
Total costs of revenue		(9,065,211)	(1,009,064)	(1,287,490)
Gross profit		2,009,086	2,601,709	21,672,102
Taxes and Additional		-	-	(2,089,105)
Selling and distribution expenses		(107,664)	(92,645)	(701,414)
General and administrative expenses		(3,098,869)	(2,990,319)	(2,912,975)
Operating loss		(1,197,447)	(481,255)	15,968,608

Interest expense		(12,524,411)	(14,584,995)	(15,110,920)
Gain on long term investment		-	12,377,195	3,309,410
Gain on disposal of properties		7,696,041	-	-
Dividends income		-	-	-
Loss from operations before income		(6,025,817)	(2,689,055)	4,167,098
Income taxes	10	(193,068)	(21,293)	-
Net loss		(6,218,885)	(2,710,348)	4,167,098
Foreign currency translation adjustments		7,885,013	1,692,362	-
Total comprehensive (loss)/income		1,666,128	(1,017,986)	4,167,098

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2019, 2020 (All amounts stated in US$, except for number of shares data)

	Year ended December 31,
	2018	2019	2020
	US$	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(6,218,885)	(2,710,348)	4,167,098
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016,079	1,820,673	1,901,997
Gain on disposal of properties	(7,696,041)	-	-

Changes in operating assets and liabilities:
Accounts receivable	(589,609)	984,628	(160,127)
Real estate properties development completed	(6,336,597)	(257,026)	(21,178,508)
Real estate properties under development	(41,906,027)	(39,537,610)	(33,103,524)
Inventory	-	-	(1,239)
Advances to suppliers	(294,305)	427,038	5,237,808
Other receivables	50,251,819	(73,171,515)	(12,696,204)
Deposits for land use rights	-	-	-
Amounts due from related parties	-	-	(85,454,947)
Accounts payable and notes payables	29,028,745	6,969,490	-
Customer deposits	3,880,688	(6,696,031)	(31,604,811)
Other payables and accrued liabilities	(9,226,749)	48,768,500	194,675,417
Net cash (used in) /provided by operating activities	12,909,118	(63,402,201)	15,713,865
CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of properties held for lease and property and equipment
Purchase of property and equipment	-	-	276,711
Acquisition of land use right	-	(581,440)	-
Acquisition of long-term investment	-	-	-
Proceed from disposal of properties	9,159,837	-	-
Proceed from disposal of long-term investment	-	86,706,847	-
Amounts due from related parties	(64,696,993)	(25,169,857)	-
Net cash (used in)/provided by investing activities	(55,537,156)	60,955,550	276,711

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related parties	47,480,492	15,086,524	(28,321,013)
Repayments of short-term bank loans and current portion of long-term bank loans	(237,751,030)	(195,608,470)	(194,798,738)
Proceeds from short-term bank loans and current portion of long-term bank loans	233,009,070	192,319,142	205,862,931
Capital injection	669,378	2,896,702	-
Net cash provided by financing activities	43,407,911	14,693,898	(17,256,821)
NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND	779,873	12,247,247	998,856
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62,478)	(118,930)	-
Cash, cash equivalents and restricted cash, at beginning of year	577,731	1,295,126	13,423,443
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF YEAR	1,295,126	13,423,443	14,422,299

SUPPLEMENTARY INFORMATION ON CASH FLOWS
Cash and cash equivalents	1,295,126	1,934,243	2,122,260
Restricted cash	-	11,489,200	12,300,039

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

Description of the Pro Forma Financial Statements

For The Years Ended

December 2018, 2019 And 2020

1. Background information of business and organization

Liaoning Pacific Industrial Co., Ltd. (“LPIC”) was incorporated on January 16, 1996 located at No. 1998, Zhonghua Road, Heping District, Shenyang City. LPIC is engaged in the field of real estate development and sale of commercial housing, design and construction of security technology and hotel management. On April 22, 2020, Ameritrust Corporation, a Georgia Corporation, has signed share exchange agreement with LPIC by issuing 169,971,671 shares of common stock in exchange of LPIC’s all outstanding shares.

Panjin Pacific Real Estate Co., Ltd.., (“PPRE”) was incorporated on July 31, 2014 located at No. 36 Shifu Street, Xinglongtai District, Panjin City. PPRE is engaged in the field of real estate development; sales of commercial houses; interior and exterior decoration design and construction. On April 22, 2020, Ameritrust Corporation, a Georgia Corporation, has signed share exchange agreement with PPRE by issuing 141,643,059 shares of common stock in exchange of PPRE’s all outstanding shares.

Shenyang Haojingxiang Real Estate Co., Ltd.. (“SHRE”) was incorporated on 23, 2016 located at No. 644, Minglian Road, Huanggu District, Shenyang City. SHRE is engaged in the field of power engineering construction, highway engineering, bridge engineering, indoor and outdoor decoration engineering design and construction. On April 22, 2020, Ameritrust Corporation, a Georgis Corporation, has signed share exchange agreement with SHRE by issuing 118,035,883 shares of common stock in exchange of SHRE’s all outstanding shares.

Fushun Fortune Plaza Real Estate Co., Ltd.. (“FFPRE”) was established on September 11, 2018 located at No. 4 store, Building 100, Gaoshan Road, Shuncheng District, Fushun City, Liaoning Province. FFPRE is engaged in the field of real estate development, sales, property management, real estate development, commercial housing sales and house rental. On April 22, 2020, Ameritrust Corporation, a Georgis Corporation, has signed share exchange agreement with FFPRE by issuing 141,643,059 shares of common stock in exchange of FFPRE’s all outstanding shares.

2. Summary of significant accounting policies

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

(b) Use of Estimates

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

1. Other receivables

The following summarizes the details of other receivables:

	December 31,	December 31,	December 31,
	2018	2019	2020
	US$	US$	US$
Fushun Land Acquisition Reserve Trading Center	-	24,183,876	-
Shenyang Pacific Xin Tiandi Real Estate Co., Ltd..	8,001,410	9,582,818	-
Liaoning Pacific Real Estate Co., Ltd..	-	8,658,402	-
Liaoning Li De Wu Trading Co., Ltd..	8,137,950	7,383,842	-
Shenyang Xilun Textile Industry Co., Ltd..	-	7,209,473	7,693,604
Shenyang Huixiang Yidong Trading Co., Ltd..	7,269,200	7,180,750	-
Liaoning Zhucheng Real Estate Co., Ltd..	-	7,180,750	7,662,953
Liaoning Yudong Trading Co., Ltd..	-	7,028,462	-
Shengbo, Li	3,289,633	3,249,605	-
Fushun Shuncheng District Land Reserve Integration Center	-	2,982,941	3,517,432
Liaoning Zangyuan Investment Co., Ltd..	4,256,160	2,312,296	-
Shenyang Hongda Technology Co., Ltd..	1,859,408	1,836,783	1,960,127
Minghui Financial Leasing Co., Ltd..	2,548,830	-	-
Huizhou Shunzhan Trading Co., Ltd..	-	-	1,879,411
Dalian Baichuan Golden Sun Culture Shenyang Branch	-	-	1,304,089
Yan, Xing	-	-	1,180,554
Jilin Jiuying Investment Management Group Co., Ltd..	-	-	1,217,759
Liying, Huang	-	-	1,145,228
Zhejiang Baide Guangzhen Film and Television Culture Co., Ltd..	-	-	1,097,335
Dongmei, Ren.	-	-	1,072,813
Yongan	-	-	10,357,610
Shen He Xia Wei Yi	-	-	1,831,867
Beijing Yangxin Yang Consulting Co., Ltd.	-	-	198,769
Light Industry Plant II (Wang Zhongxuan)	-	-	8,429,248
Shenyang Chengda Refrigeration Co., Ltd.	-	-	6,216,359
Panjin Wanxin Hui Trading Co., Ltd.	-	-	6,206,992
Liaoning Amelit Environmental Materials Technology Co. Ltd.	-	-	5,534,868
Tiexi and Shengyuan Board Distribution	-	-	4,597,772
Shenyang Qizhi Trading Co., Ltd.	-	-	4,367,883
Ming Hui Finance Lease Limited	-	-	3,852,101
Hanji Shun	-	-	3,065,181
Shenyang Hongda Technology Co. Ltd.	-	-	1,960,127
Shenyang Chengjun Haifu Trading Co., Ltd.	-	-	1,924,134
Dalian Mingshang Trading Co., Ltd.	-	-	1,685,850
Shenyang Tiexi Xinsheng and Hardware Building Materials Distribution Department	-	-	1,532,591
Shenyang Jiuli Building Materials Co. Ltd.	-	-	1,532,591
Huludao Longgang District Wanxiang Microloan Company	-	-	1,532,591
Zhao Zhijia	-	-	1,494,276
Hu Qi	-	-	1,380,328
Xu He-nan	-	-	1,226,072
Beijing Business Hotel	-	-	1,067,975
By Delin (Dandong property)	-	-	1,019,173
East Yu	-	-	996,184
Yin Baoli	-	-	995,310

Jiang Shaowei (Knitting Factory 2)	-	-	841,014
Ruifeng Huayang Investment Company	-	-	766,295
Dalian Bowen Hotel Management Co., Ltd.	-	-	766,295
Exhibition	-	-	766,295
Shenyang Boyi Heng Decoration Engineering Co. Ltd.	-	-	756,607
Li Dongfei	-	-	742,157
Hong Lei	-	-	674,263
Xu Bin	-	-	552,177
Su Wenbo	-	-	505,755
Xue Peihua	-	-	505,755
Sun Liang	-	-	503,808
Lee Siu-sen	-	-	488,127
Shenyang Shenyang Shenyang City Business Hotel	-	-	475,299
Li Chen Huludao Dongsheng Carbon Plant	-	-	459,777
Panjin He Chong Real Estate Marketing Planning Co. Ltd.	-	-	433,178
Zhang Yu	-	-	409,048
Zhang Qi	-	-	387,745
Chifeng Tongyuan Gold Mine Co., Ltd.	-	-	382,381
Fuxin Bank	-	-	319,577
Zhao Ling	-	-	306,518
Ho Wan Army	-	-	306,518
Bi Wenping	-	-	295,024
China Well-off Construction Association	-	-	265,068
Song Jinghai	-	-	229,889
Du Peng	-	-	227,945
Tiedong Chaoshan Hotel	-	-	218,754
KIM CHUL RAK( Kim Chollo)	-	-	199,237
Chao Lou Hotel, Longgang District	-	-	199,237
Fuxin Bank Shenyang Branch Business Department (Lu Jingqiang)	-	-	199,236
Li Xiaobai	-	-	180,802
Ai Jiang Shan	-	-	168,585
Zhang Jun	-	-	154,216
Qi Ying	-	-	153,597
Yujunge Entertainment Club, Zhongshan District, Dalian	-	-	153,259
Lee Kam-wah	-	-	153,259
Shenyang Yixing Aerospace Equipment Manufacturing Group Co. Ltd.	-	-	153,259
Li Weiyi	-	-	153,259
Liaoning Construction and Installation Group Co., Ltd.. Rongpan Branch	-	-	153,259
Shenyang Yongsheng Leisure Shopping Plaza Co., Ltd.	-	-	153,259
High Star	-	-	153,259
Others	1,784,057	16,763,433	1,778,018
Total	34,597,818	106,731,963	119,428,167

Other receivables primarily represent various cash advances to unrelated companies and individuals with which the Group has business relationships and they are unsecured, non-interest bearing and due on demand.

4. Real estate properties development completed and under development

The following summarizes the components of real estate properties development completed and under development at December 31, 2018, 2019 and 2020:

		December 31,
	2018	2019	2020
	US$	US$	US$
Development completed:
Panjin Fortune Building	43,666,894	43,227,664	64,188,025
Jing Bin Yuan	2,174	2,148	2,292
Hunnan Project	52,084	51,450	54,905
Jinzhaoyuan International Building - Shenyang North Station Zhixuan Holiday-Inn	1,979,507	1,955,421	2,086,732
Beier Road Project	1,368	1,352	1,443
Connection of Phase I and phase II Shopping Malls	-	108,049	185,056
Jinzhaoyuan International Building - Mulongquan Spa		54,712	60,852
Real estate properties development completed	45,702,027	45,400,796	66,579,304

Jinzhaoyuan International Building - North Station Building Phase I	4,095,064	4,045,236	4,428,762
Global Financial Center - North Station Building Phase II	85,756,748	85,502,606	91,944,238
Jinzhaoyuan International Building - Shenyang North Station Zhixuan Holiday-Inn	-	-	0
Global Financial Center - Marriott Hotel	30,933,093	40,267,662	45,187,463
Connection of Phase I and phase II Shopping Malls	52,843	-
Financial Building (Holiday Inn)	5,424,533	5,440,132	5,814,858
Financial Building (Building as a whole)	18,120,810	17,959,414	19,232,527
Financial Building (Anshan Office)	36,346	67,671	418,625
Financial Building (Anshan Sales Office)	14,506	14,330	82,371
Financial Building (Three-dimensional Parking Equipment)	141,150	225,601	577,921
Financial Building (Heat Exchange Station, Fire Pump)	182,578	319,117	340,546
Financial Building (Chaoshan Kitchen)	-	143,615	391,924
Fushun Jin Ri Yang Guang (Site 1-1#)	-	28,211,006	49,278,651
Prepaid tax relating to real estate properties	4,473,261	4,437,055	-
	149,230,932	186,633,445	217,697,886
Prepaid taxes related to real estate			1,903,526
(Loss)/profit recognized	(1,830,158)	(1,844,825)	-
Less: progress billings (Note 9)	(193,106)	(194,258)	-
Real estate properties under development:	147,207,668	184,594,362	219,601,412

Total real estate properties development completed and under development	192,909,695	229,995,158	286,180,716

5. Property and equipment, net

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2019	December 31, 2020
	US$	US$	US$
Vehicles	11,826	11,682	725,378
Equipment	730,189	687,723	12,467
Furniture and fixtures	266,102	290,665	273,017
Office buildings	35,191,142	34,762,945	37,097,350
Total	36,199,260	35,753,015	38,108,212
Accumulated depreciation	(10,904,530)	(12,456,566)	(15,088,474)
Property and equipment, net	25,294,730	23,296,449	23,019,738

6. Long-term investment

As of December 31, 2018, 2019 and 2020, the long-term investment consisted of the following:

			December 31,
	Initial Cost	Ownership	2018
	US$		US$
Nonmarketable equity securities
Fuxin Bank Co., Ltd..	92,016,904	5%	87,035,461
Shenyang Yuhong Yongan Village Bank Co., Ltd..	1,537,050	10%	1,453,840
Total	93,553,954	15%	88,489,301
	Initial Cost	Ownership	December 31, 2019
	US$		US$
Nonmarketable equity securities
Shenyang Yuhong Yongan Village Bank Co., Ltd..	1,537,050	10%	1,448,351
Total	1,537,050	10%	1,448,351
	Initial Cost	Ownership	December 31, 2020
	US$		US$
Shenyang Yuhong Yongan Village Bank Co., Ltd..	1,532,591	10%	1,532,591
Total	1,532,591	10%	1,532,591
7. Intangible Assets

	December 31, 2018	December 31, 2019	December 31, 2020
	US$	US$	US$
Land use right	5,230,123	5,743,026	6,583,696
Land use right Accumulated depreciation at December 31,	(150,896)	(237,232)	(803,380)
Land use right, net	5,079,227	5,505,794	5,780,316
Others	-	-	2,222
Others Accumulated depreciation at December 31,	-	-	(1,296)
Others use right, net	-	-	926

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

8. Short-term bank loans and other debt

Short-term bank loans and other debt represent amounts due to various banks and financial institutions that are due on the dates indicated below. Short-term bank loans and other debt at December 31, 2018, 2019and 2020 consisted of the following:

	December 31, 2018	December 31, 2019	December 31, 2020
	US$	US$	US$
Loan from The Bank of Fuxin Shengyang Branch
Due October 17, 2019, at 5.0025% per annum	98,497,660	-	-
Due September 19, 2020, at 8.00% per annum	-	79,778,133
Due September 27, 2021, at 8.00% per annum	-	-	85,135,404
Loan from The Bank of Hu Lu Dao Shengyang Branch
Due April 19, 2019, at 7.80% per annum	26,109,513	-	-
Due May 14, 2020, at 6.67% per annum	-	32,887,835	-
Due January 10, 2021, at 7% per annum	-	-	7,662,953
Due June 5, 2021, at 6.50% per annum	-	-	7,662,953
Due June 17,2021, at 6.50% per annum	-	-	19,770,418
Loan from The Bank of Fushun Beizhan Branch
Due May 13, 2019, at 6.10% per annum	26,169,120	-	-
Due May 12, 2020, at 6.67% per annum	-	34,467,600	-
Due May 10, 2021, at 8% per annum	-	-	36,782,172
Loan from The Bank of Rural Commercial Dadong Branch
Due June 27, 2019, at 8.19% per annum	8,455,533	-	-
Due June 15, 2020, at 8.19% per annum	-	7,180,750	-
Due June7, 2021, at 8.19% per annum	-	-	7,662,953
Personal loan
Due July 19, 2019, at 8.57% per annum	2,180,760	-	-
Due July 19, 2020, at 8.57% per annum	-	1,872,618
Due 2021, at 8.61% ,8.56per annum	-		5,829,851
Loan from The Bank of Fuxin Panjin Branch
Due March 7, 2019, at 5.0025% per annum	32,430,258	-	-
Due March 7, 2020, at 5.0025% per annum	-	32,035,653	-
Due March 9, 2021, at 8.00% per annum	-	-	30,468,206
Total short-term bank loans and other debt	193,842,844	188,222,589	200,974,910

9. Customer deposits

Advances for real estate properties comprise of amounts received from customers for the pre-sale of residential or commercial units in the PRC.

	December 31, 2018	December 31, 2019	December 31, 2020
	US$	US$	US$
Advances for real estate properties	28,767,135	21,780,981	53,191,534
Less: recognized as progress billings (Note 4)	(193,106)	(194,258)	-
Customer deposits (Note 2(h))	28,574,029	21,586,723	53,191,534

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

The Group's income tax expense differs from the tax expense computed by applying the PRC statutory CIT rate of 25% for the years ended December 31, 2017, 2018 and 2019, are as follows:

Year ended December
	2018	2019	2020
	US$	US$	US$
CIT at rate of 25%	(1,506,454)	(672,264)	1,041,775
Changes in valuation allowance	1,699,522	693,557	(1,041,775)
Income tax expense	193,068	21,293	-

11. Other payables and accrued liabilities

	December 31, 2018	December 31, 2019	December 31, 2020
	US$	US$	US$
Other tax payables	708,942	1,021,686	1,096,675
Salary payables	122	885	332
Other payables (1)	232,776,771	277,979,937	79,951,753
Total	233,485,835	279,002,508	81,048,760

(1) Other payables primarily represent various cash advances from unrelated companies and individuals with which the Group has business relationships and they are unsecured, non-interest bearing and due on demand.

12. Related party transactions

	December 31, 2018	December 31, 2019	December 31, 2020
Amount due from related parties	US$	US$	US$
Shengyang Ruibo Hotel Management Co., Ltd.	1,508,436	16,110,101	8,115,289
Liaoning Tongfei Investment Co., Ltd..	37,285,981	45,904,686	50,116,592
Liaoning Tongfei General Aviation Co., Ltd..	12,459,463	15,368,388	24,732,733
Xu Bai	-	-	-
Jun Li	5,169,893	798,537	852,160
Changgang Bai	14,411,901	16,749,876	-
Beijing woze handing corporation management co., Ltd.	-	-	3,831,476
Chaoshan Kitchen (Yueshan Kitchen)	-	-	81,718
Donglizhi	-	-	1,748,702
Gaoyuting	-	-	8,735,766
Lishengbo	-	-	1,579,229
Liaoning cangyuan investment co., Ltd.	-	-	2,769,191
Liaoning hualang electronic equipment co., Ltd.	-	-	592,750
Liaoning lide Wu trading co., Ltd.	-	-	7,911,890
Liaoning Pacific ocean real estate company	-	-	9,239,832
Liaoning Pacific chain network science and technology information co., Ltd.	-	-	185,975
Liaoning Pacific ocean investment co., Ltd.	-	-	45,274,817
Shenyang Baiji Real Estate Development Co., Ltd.. (Shenbei Project)	-	-	3,164,244
Shenyang hongjian aviation technology co., Ltd.	-	-	288,094
Shenyang lidiwu corporation management management co., Ltd.	-	-	176,122
Shenyang Pacific ocean new world real estate real estate co., Ltd.	-	-	10,160,465
Shenyang general aviation	-	-	249,901
Shenyang xindini trading co., Ltd.	-	-	257,475
Shenyang yuegangshan catering co., Ltd.	-	-	321,055
Supplier: Liaoning Suisi Construction Engineering Group Co., Ltd.. (Section 2)	-	-	107
Shenyang ruibai hotel management co., Ltd.	-	-	952
	70,835,674	94,931,588	180,386,535

Amount due to related parties
Shenyang Ruiyin Investment CO., Ltd..	1,725,774	-	2,094,883
Liaoning United Airlines Shenyan Aircraft Co., Ltd..	19,738,786	19,497,890	28,700,057
Xu Bai	171,235	152,854	303,117
Changgang Bai	3,591,241	4,150,648	5,102,064
Liaoning Tongfei General Club Co., Ltd..	20,353,760	20,106,100	-
Liaoning Suisi Construction Engineering Group Co., Ltd..	-	11,396,273	113,216
Liaoning Pacific Investment Co., Ltd..	-	4,681,849	-
Anshan guanghai property management co., Ltd.	-	-	45,813
Bailiyan	-	-	10,728,134
Beijing Ming he ju feng investment management co.,Ltd.	-	-	383,148
Dalian sanxing building development co., Ltd.	-	-	8,238,390
Northeast international auction co., Ltd.	-	-	854,344
Guomei	-	-	697,329
Langwan decoration engineering co., Ltd.	-	-	20,082,623
Liaoning lide Wu trading co., Ltd.	-	-	1,878,874
Liaoning tongfei general aviation club co., Ltd.	-	-	21,456,268
Liaoning Yudong trading co., Ltd.	-	-	49,959,793
Panjin guanghai property management co., Ltd.	-	-	776,607
Shenyang cheng da Guo ao management company	-	-	25,155,441
Shenyang Chunjiang real estate co., Ltd.	-	-	3,242,812
Shenyang guanghai property management co., Ltd.	-	-	3,935,344
Shenyang hui Xiang yi dong trading co., Ltd.	-	-	34,138,249
Shenyang jinsheng housing development co., Ltd.	-	-	25,554,778
Shenyang langwan decoration engineering co., Ltd.	-	-	12,033,893
Shenyang lide Wu corporation management management co., Ltd.	-	-	8,584
Shenyang qinjian culture media co., Ltd.	-	-	323,804
Shenyang xindini trading co., Ltd.	-	-	3,639,872
Shenyang Heart Information Testing Center of China Medical University	-	-	941,896
Shenyang China medical university medical equipment research and development center co., Ltd.	-	-	1,770,377
	45,580,796	59,985,614	262,159,710

13. Commitments and contingencies

Shenyang Guanghai Property Management Co., Ltd.. sued Fuxin Bank Co., Ltd.. for the rent dispute over house leasing (19th floor, 20th floor and 21st floor of Phase II), and Liaoning Pacific Industrial Co., Ltd.. was the third person in the case. The first trial has ruled that Fuxin Bank will pay Shenyang Guanghai Property Management Co., Ltd.. US$2,800,656; Fuxin Bank has appealed to the Intermediate People's Court. In the second trial, Fuxin Bank changed Liaoning Pacific Industrial Co., Ltd.. from the third party to the appellee. As of December 31, 2020, the second trial had not been held.

Panjin Pacific Real Estate Co., Ltd.. has one pending lawsuit, and the litigant is Liaoning Zhongda Engineering Cost Consulting Co., Ltd.., with the lawsuit amount of US$ 15,326. As of December 31, 2020, there is no final judgment yet.

Shenyang Haojingxiang Real Estate Co., Ltd.. expects to pay for the purchase of the financial building (construction in progress) in 2021, and the estimated unpaid amount is US$15,325,905 (as the two parties have not signed a contract, the amount is estimated).

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

15.Subsequent events

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

ITEM 3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended December 31, 2020 and 2019

We generated revenues of $0 from sales of real estate during the three months ended December 31, 2020, compared to $0 for the three months ended December 31, 2019. This is due to the fact that the business activities of PRC companies in September 2020 and before are not within the scope of the consolidated financial statements, and we have no real estate sales revenue in the three months ended December 31, 2020, while we have basically no business in the corresponding period 2019. For similar reasons, the real estate rental income for the period ended December 31, 2020 was $2,338,374, while there was no rental income for the corresponding period in 2019. For the three months ended December 31, 2020, the rental cost of real estate was $107,119, compared to $0 for the corresponding period in 2019.

General and administrative expenses for the three months ended December 31, 2020 were $1,401,569, compared to $782,000 during the corresponding period in 2019. This increase is due to significantly increased activity, including the acquisition of real estate. Interest expense for the three months ended December 31, 2020 was $2,994,033, compared to $205 for the three months ended December 31, 2019. The increased interest expense related to properties acquired during 2020.

Liquidity and Capital Resources

In assessing its liquidity, management monitors and analyzes the Company's cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. The Company, as of the date of this filing, had approximately $11,601,437 in unrestricted available cash, which can be used to finance operations over the next 12 months. However, the Company had not generated any revenues from operations during the three months ended December 31, 2020, other than rental income from the real estate properties. For the three months ended December 31, 2020, our total expenses were $5,179,759, consisting primarily of costs of rental real estate, taxes, legal and accounting fees, administrative expenses and filing fees. Net cash provided by operating activities was $-70,828,269,209 for the three months ended December 31, 2020, compared to net cash used in operating activities of $ -701,171during the corresponding period of 2019.

As of December 31, 2020, we had an accumulated deficit of $-2,966,223 and cash and cash equivalents (other than restricted cash) of $11,601,437. As of September 30, 2020, our accumulated deficit was $-750,217, and cash and cash equivalents (other than restricted cash) was $2,551,600.

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," the Company is not required to respond to this item.

ITEM 5. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Amended Section 302 Certification by the Corporation's Principal Executive Officer *
31.2	Amended Section 302 Certification by the Corporation's Principal Financial Officer *
32.1	Amended Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
32.2	Amended Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
101	XBRL Exhibit Tables*
Filed herewith.*

SIGNATURE

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ameritrust Corporation

By:	/s/Seong Y. Lee
Seong Y. Lee
President (Principal Executive Officer)
Dated: July 25, 2022

Exhibit 31.1

AMENDED CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Seong Y. Lee, certify that:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 25, 2022	/s/Seong Y. Lee
Seong Y. Lee
President

 Exhibit 31.2

AMENDED CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Seong Y. Lee, certify that:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 25, 2022	/s/Seong Y. Lee
Seong Y. Lee
Acting Chief Financial Officer

 Exhibit 32.1

AMENDED CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Ameritrust Corporation (the "Company") on Form 10-Q for the period ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Seong Y. Lee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date : July 25, 2022	/s/Seong Y. Lee
Seong Y. Lee
President

Exhibit 32.2

AMENDED CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Ameritrust Corporation (the "Company") on Form 10-Q for the period ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Seong Y. Lee, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2021	/s/Seong Y. Lee
Seong Y. Lee
Acting Chief Financial Officer