Form 10-Q/A
period 2021-03-31
Ameritrust Corp
filed 2022-07-25
CIK 1372954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1 to FORM 10-Q)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Liaoning Cornell Real Estate Co., Ltd. is a wholly-owned subsidiary of Ameritrust Corporation located in PRC. In October, 2020, we entrusted Liaoning Cornell Real Estate Co., Ltd. to sign an Stock Exchange Agreement with the shareholders of four operating companies in PRC (namely Liaoning Pacific Industry Co., Ltd., Shenyang Haojingxiang Real Estate Co., Ltd., Fushun Fortune Plaza Real Estate Co., Ltd. and Panjin Pacific Real Estate Co., Ltd., see item 2 for details) to exchange the shares of the target company to Liaoning Cornell Real Estate Co., Ltd. Therefore, Liaoning Cornell Real Estate Co., Ltd. signed an stock holding agreement with the shareholders of the target company to hand over the equity of the four target companies to the original four target company shareholders for temporary holding.

Ameritrust Corporation has done the following work:

1. First of all, Liaoning Cornell Real Estate Co., Ltd., a wholly-owned holding company, was established in Yingkou, Liaoning Province, which is a PRC legal person.

2. Ameritrust Corporation issued a power of attorney to entrust its holding company, Liaoning Cornell Real Estate Co., Ltd., to receive the equity of the target company on its behalf and solve the legal restrictions on foreign investment in PRC companies.

3. On behalf of Ameritrust Corporation, Liaoning Cornell Real Estate Co., Ltd. signed Stock Exchange Agreements with the shareholders of four operating companies and transferred the equity of four operating companies.

4. The shareholders of the target company issued a power of attorney to entrust Liaoning Cornell Real Estate Co., Ltd. to receive the shares of Ameritrust Corporation, and the shareholders of the four operating companies have realized the stock exchange with Ameritrust Corporation.

5. For the time being, Liaoning Cornell Real Estate Co., Ltd. entrusts the original shareholders of the four operating companies to hold the shares of the four operating companies on behalf of them. The original shareholders of the four operating companies agreed to change the shares of the target company into Liaoning Cornell Real Estate Co., Ltd. or its designated company or individual at any time in accordance with the requirements of the proxy holding agreement.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

		March 31, 2021	September 30, 2020
		(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	Note 3	$8,743,735	$2,551,600
Restricted cash		12,606,926	0
Net receivables and notes		563,432	5,992
Other receivables		121,791,514	0
Advance payment		14,983,473	0
Inventory		19,686	0
Real estate under development and completed	Note 4	70,967,136,331	766,210
Right to use assets		50,715	50,715
Net receivables from related parties		178,385,320	0
Other current assets		65,000	65,000
Total current assets		71,304,346,132	3,439,517
Noncurrent assets
Net estate		29,526,151	0
Equity in net assets of nonconsolidated related companies	Note 6	1,532,591	0
Net goodwill and intangible assets	Note 5	6,543,809	786,136
Total noncurrent assets		37,602,551	786,136
Total assets		$71,341,948,683	$4,225,653

Liabilities and equity
Current liabilities
Accounts and notes payable		$67,602,455	$24,754
Short-term debt		196,486,245	0
Customer deposits		60,630,713	0
Other accounts payable and accrued liabilities		77,652,501	0
Liability of right to use		50,715	50,715
Amounts due to related parties		263,890,877	0
Total current liabilities		666,313,506	75,469
Non-current liabilities
Long term debt		8,577,909	0
Total non- current liabilities		8,577,909	0
Total liabilities		674,891,415	75,469
Stock right
Common stock, $0.01 par value		72,395,709,635	267,675
Additional paid in capital		(1,723,834,011)	4,782,993
Retained earnings		(4,818,356)	(900,484)
Accumulated other comprehensive losses		-	-
Total Shareholder's equity		70,667,057,268	4,150,184
Foreign currency translation adjustment		0	0
Total share capital		70,667,057,268	4,150,184
Total liabilities and equity		71,341,948,683	4,225,653

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

		Three Months Ended March 31, 2021		Six Months Ended March 31, 2021		Twelve Months Ended September 30, 2020
		(unaudited)		(unaudited)		(audited)
Net sales and revenue	$		$		$
Real estate sales		6,059,305		6,059,305		0
Real estate rental income		441,374		672,442		0
Other sales revenue		402,847		2,493,642		0
Net sales and total revenue		6,903,526		9,225,389		0
Fees and expenses	$		$		$
Cost of real estate sales		3,038,374		3,038,374		0
Rental cost of real estate		4,720		111,083		0
Other cost of sales		0		0		0
Taxes and surcharges		375,244		747,845		0
Operating expenses		292,301		698,319		0
General and administrative expenses		748,295		2,119,338		782,000
Total cost		4,458,934		6,714,959		782,000
Net interest income		(3,699,628)		(6,693,661)		(205)
Net other non-operating income		282,953		265,359		31,988
Income from investment		0		0		0
Income before income tax		$(972,083)		$(3,917,872)		$(750,217)
Income tax expense		0		0		0
Net income		$(972,083)		$(3,917,872)		$(750,217)
Net loss due to non controlling interests (exchange rate changes)		0		20,434		0
Net income attributable to shareholders		(972,083)		(3,938,306)		(750,217)
Net income attributable to common shareholders		(972,083)		(3,938,306)		(750,217)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

	Three Months Ended March 31, 2021 (Unaudited)		Six Months Ended March 31, 2021 (Unaudited)		Twelve Months Ended September 30, 2020 (Audited)
Cash flow from operating activities	$		$		$
Net income		(972,083)		(3,938,306)		(750,217)
Accounts receivable and bills		(227,195)		(557,440)		-
Other receivables		(2,363,347)		(121,791,514)		78,566
Inventory		-		(19,686)		-
Real estate developed and completed		7,148,341		(70,966,370,121)		-
Advance payment		(1,510,536)		(14,983,473)		-
Right to use assets		-		-		-
Due from Related parties		2,007,207		(178,385,320)		-
Other current assets		-		-		-
Due to related parties		1,731,168		263,890,877		-
Accounts and notes payable		2,118,666		67,577,701		3,017
Customer deposits		7,439,179		60,630,713		-
Other accounts payable and accrued liabilities		(3,396,259)		77,652,501		(549)
Debt relief benefits		-		-		(31,988)
Net cash provided by operating activities		11,975,14		(70,816,294,068)		(701,171)
Cash flow from investment activities	$		$		$
Purchase of property and equipment		(6,482,844)		(36,816,415)		-
Joint control merger		(4,620,046)		70,655,824,956		3,252,771
Net cash used in investment activities		(11,102,890)		70,619,008,541		3,252,771
Cash flow from financing activities	$		$		$
Repayment of the current portion of short-term and long-term bank loans		(7,443,500)		205,064,154		-
Income from current portion of short-term bank loans and long-term bank loans		-		-		-
Cash received from absorbing investment		4,000,000		11,000,000		-
Net cash provided (used in) by financing activities		(3,443,500)		216,064,154		-
Effects of exchange rate changes on cash, cash equivalents and restricted cash		20,434		20,434		-
Net increase (decrease) in cash, cash equivalents and restricted cash		(2,571,249)		18,778,627		2,551,600
Cash, cash equivalents and restricted cash at the beginning of the period		23,901,476		2,551,600		-
Cash, cash equivalents and restricted cash at the end of the period		$21,350,661		$21,350,661		$2,551,600

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONCISE CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common stock		Additional paid in capital	Accumulated deficit	Total shareholders' equity (deficit)
	Number of shares	Additional paid in capital
Balance as of September30, 2019	267,675,000	267,675	459,270	(752,042)	(25,097)

10: 1 reverse stock split	(240,907,182)	0	0	0	0

Change of control	0	0	27,772	729,187	756,959

Joint control merger	0	0	4,295,951	(127,412)	4,168,539

Net loss	0	0	0	(750,217)	(750,217)

Balance as of September 30, 2020	26,767,818	267,675	4,782,993	(900,484)	4,150,184

Issue shares for services, donations and gifts	217,156,377,554	2,171,563,775	(52,042,732)	0	2,119,521,043

Change of control	7,022,387,818,579	70,223,878,185	(1,682,954,226)	0	68,540,923,959

Joint control merger	0	0	7,000,000	0	7,000,000

Net loss	0	0	0	(2,966,223)	(2,966,223)

Balance as of December 31, 2020	7,239,570,963,951	72,395,709,635	(1,723,213,965)	(3,866,707)	70,668,628,963

Issue shares for services, donations and gifts	0	0	0	0	(138,582)

Change of control	0	0	0	0	(4,481,464)

Joint control merger	0	0	4,000,000	0	4,000,000

Net loss due to non controlling interests (exchange rate changes)	0	0	(4,620,046)	20,434	20,434

Net loss	0	0	(972,083)	0	(972,083)

Balance as of March 31, 2021	72,239,963,951	72,395,709,635	(1,723,834,011)	(4,818,356)	70,667,057,268

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

Note 3. Cash and cash equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total amount shown in the consolidated cash flow statement:

	March 31, 2021	December 31, 2020
Cash and cash equivalents
Cash and fixed deposits(a)	$8,743,735	$ 11,601,437
Limited cash	12,606,926	12,300,039

Note 4. Real estate under development and completed

	March 31, 2021	December 31, 2020
Development completed:
Panjin Fortune Building	64,188,024	64,188,025
Jingbin Garden	2,291	2,292
Hunnan project	54,904	54,905
Jinzhaoyuan International Building - Intelligent choice hotel of Shenyang North Railway Station	2,086,731	2,086,732
North 2nd Road Project	1,442	1,443
Shopping malls connected with Jinzhaoyuan international building and world financial center phase I and II	185,055	185,056
Jinzhaoyuan International Building - Mulongquan bath	60,857	60,852
Total amount of real estate development completed	66,579,304	66,579,305
Real estate under development:
Jinzhaoyuan international building north station building phase I	4,428,761	4,428,762
World Financial Center - North Station building phase II	89,100,900	91,944,238
World Financial Center - Marriott Hotel	45,262,601	45,187,463
Financial Building (Holiday Inn)	5,814,858	5,814,858
Financial Building (Whole building)	19,234,824	19,232,527
Financial Building (Anshan Office)	417,990	418,625
Financial Building (Anshan Sales Office)	82,370	82,371
Financial Building (Stereo parking equipment)	577,920	577,921
Financial Building (Heat exchange station, fire pump)	340,546	340,546
Financial Building (Chaoshan kitchen)	391,923	391,924
Fushun Today Sunshine Real Estate(1-1 × plot)	50,208,513	49,278,651
Bedford land, New York	0	766,210
Prepaid taxes related to real estate	2,826,133	7,371,583
Proposed investment in 29 properties(1)	70,681,869,688	70,681,869,688
Total real estate under development	70,900,557,027	70,907,705,367
Total number of completed and developing real estate development projects	$70,967,136,331	$70,974,284,672

(1) The details of these 29 properties are as follows:

	Appraisal Value RMB)	Appraisal Value (USD: $) (Ratio is 1:7.06)	Estimated total investment (RMB)	Estimated total investment (USD: $) (Ratio is 1:7.06)
1. Hai Wancheng Project	4,100,000,000	580,736,544	40,600,000,000	5,750,708,215
2. Changchun Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431
3. Beijing Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329
4. Shanghai Meixin Fortune Plaza Project	11,233,333,333	1,591,123,702	33,700,000,000	4,773,371,105
5 Sanya Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340
6. Harbin Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
7. Shenyang Meixin Fortune Plaza Project	7,333,333,333	1,038,715,770	22,000,000,000	3,116,147,309
8. Hangzhou Meixin Fortune Plaza Project	9,600,000,000	1,359,773,371	28,800,000,000	4,079,320,113
9. Fuzhou Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221
10. Jinan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
11. Guangzhou Meixin Fortune Plaza Project	9,733,333,333	1,378,659,112	29,200,000,000	4,135,977,337
12. Wuhan Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221
13. Chengdu Meixin Fortune Plaza Project	5,933,333,333	840,415,486	17,800,000,000	2,521,246,459
14. Kunming Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632
15. Lanzhou Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431
16. Nanning Meixin Fortune Plaza Project	3,333,333,333	472,143,532	10,000,000,000	1,416,430,595

17.Yinchuan Meixin Fortune Plaza Project	3,033,333,333	429,650,614	9,100,000,000	1,288,951,841
18. Taiyuan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
19. Nanjing Meixin Fortune Plaza Project	5,400,000,000	764,872,521	16,200,000,000	2,294,617,564
20. Hefei Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
21. Zhengzhou Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
22. Changsha Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632
23. Guiyang Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
24. Xi'an Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340
25. Chongqing Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697
26. Tianjin Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697
27. Shenzhen Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329
28. Fushun Bank Co., Ltd. Project	10,000,000,000	1,416,430,595	10,000,000,000	1,416,430,595
29.Dalian plastic surgery hospital project	14,000,000	1,983,003	14,000,000	1,983,003
Total	163,580,666,666	23,170,066,100	499,014,000,000	70,681,869,688

Note 5. Goodwill

When events and circumstances indicate that the book value cannot be recovered, the company measures goodwill at fair value on a non-recurring basis.

As of March 31, 2021, such assets or liabilities do not need to be regularly measured at fair value.

Note 6. Long term equity investment

			March 31 2021
	Initial cost	Ownership
	USD		USD
Shenyang Yuhong Yong'an Village Bank Co., Ltd.	1,532,591	10%	1,532,591
Total	1,532,591	10%	1,532,591

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

AMERITRUST CORPORATION AND SUBSIDIARIES WITH DEVELOPING PROPERTIES

PROFORMA CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Proforma consolidated financial statements

TABLE OF CONTENTS

Pages
Consolidated Balance Sheets	14
Consolidated Statements of Comprehensive (Loss)/Income	15
Consolidated Statements of Changes in Deficit	16
Consolidated Statements of Cash Flows	17
Notes to Consolidated Financial Statements	18-33

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED BALANCE SHEETS

As of December 31, 2018, 2019, 2020 and March 31, 2021

(All amounts stated in US$, except for number of shares data)

Notes		December 31, 2018 US$	December 31, 2019 US$	December 31, 2020 US$	March 31, 2021 US$
Assets
Current assets:
Cash and cash equivalents		1,295,126	1,934,243	2,122,260	8,743,735
Restricted cash		-	11,489,200	12,300,039	12,606,926
Accounts receivable		1,166,639	176,110	336,237	563,432
Other receivables	3	34,597,818	106,731,963	119,428,167	121,791,514
Inventory		18,674	18,447	19,686	19,686
Advance payment to suppliers		8,765,223	8,235,129	13,472,937	14,983,473
Real estate under development and completed		192,909,695	229,995,158	291,648,774	285,266,643
Right to use assets		-	-	-	50,715
Net receivables from related parties		70,835,674	94,931,588	180,386,535	178,385,320
Other current assets		-	-	-	65,000
Total current assets		309,588,849	453,511,838	619,714,635	622,476,444

Property and equipment, net	5	25,294,730	70,705,166,137	70,704,889,426	70,711,395,839
Long-term investment	6	88,489,301	1,436,150	1,532,590	1,532,591
Intangible assets	7	5,079,227	5,505,794	5,781,242	6,543,809
Total non-current assets		118,863,258	70,712,108,081	70,712,203,258	70,719,472,239
TOTAL ASSETS		428,452,107	71,165,619,919	71,331,917,893	71,341,948,683

LIABILITIES AND SHAREHOLDERS'DEFICIT

Current liabilities
Accounts payables and notes payables		66,183,126	72,288,604	65,459,035	67,602,455
Short-term bank loans	8	193,842,844	188,222,589	200,974,910	196,486,245
Customer deposits	9	28,574,029	21,586,723	53,191,534	60,630,713
Other payables and accrued liabilities	11	233,485,835	279,002,508	81,048,760	77,652,501
Liability of right to use		-	-	-	50,715
Amounts due to related parties	12	45,580,796	59,985,614	262,159,708	263,890,877
Total current liabilities		567,666,630	621,086,038	662,833,948	666,313,506
Long-term bank loans		-	-	11,532,744	8,577,909
Total non-current liabilities		-	-	11,532,744	8,577,909
Total liabilities		567,666,630	621,086,038	674,366,692	674,891,415

Commitments and contingencies	13

Shareholders' deficit
Common shares		11,428,728	70,696,195,118	70,696,382,506	70,696,608,083
Additional paid in capital		-	-	-	11,782,993
Retained earnings		(155,254,578)	(157,964,926)	(38,789,206)	(41,333,808)
Accumulated other comprehensive (loss)/gain		4,611,327	6,303,689	-	-
Foreign currency translation adjustments		-	-	(42,099)	-
Total deficit		(139,214,523)	70,544,533,881	70,657,551,201	70,667,057,268
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT		428,452,107	71,165,619,919	71,331,917,893	71,341,948,683

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS/INCOME

For the years ended December 31, 2018, 2019, 2020 and March 31, 2021

(ALL amounts stated in US$, except for number of shares data)

	Notes	Year ended December 31			Three months ended March 31
		2018	2019	2020	2021
		US$	US$	US$	US$
Revenue:
Real estate sales		8,261,049	1,495,522	16,231,698	6,102,395
Real estate lease income		2,813,248	2,115,251	4,912,262	850,224
Other sales revenue		-	-	1,722,300	-
Nonbusiness income		-	-	93,332	-
Total revenue		11,074,297	3,610,773	22,959,592	6,952,619
Costs of revenue:
Cost of real estate sales		(8,283,247)	(163,839)	783,573	(3,064,735)
Cost of real estate lease income		(781,964)	(845,255)	(314,838)	-
Other Operating Cost		-	-	(1,722,300)	-
Nonoperating outlay		-	-	(33,925)	-
Total costs of revenue		(9,065,211)	(1,009,064)	(1,287,490)	(3,064,735)
Gross profit		2,009,086	2,601,709	21,672,102	3,887,884
Taxes and Additional		-	-	(2,089,105)	(377,912)
Selling and distribution expenses		(107,664)	(92,645)	(701,414)	(294,379)
General and administrative expenses		(3,098,869)	(2,990,319)	(2,912,975)	(777,919)
Operating loss		(1,197,447)	(481,255)	15,968,608	2,437,674

Interest expense		(12,524,411)	(14,584,995)	(15,110,920)	(3,699,628)
Gain on long term investment		-	12,377,195	3,309,410	-
Gain on disposal of properties		7,696,041	-	-	284,965.00
Dividends income		-	-	-	-
Loss from operations before income		(6,025,817)	(2,689,055)	4,167,098	(976,989)
Income taxes	10	(193,068)	(21,293)	-	-
Net loss		(6,218,885)	(2,710,348)	4,167,098	(976,989)
Foreign currency translation adjustments		7,885,013	1,692,362	-	-
Total comprehensive (loss)/income		1,666,128	(1,017,986)	4,167,098	(976,989)

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2019, 2020 and March 31, 2021 (All amounts stated in US$, except for number of shares data)

	Year Ended December 31,			Three months Ended March 31
	2018	2019	2020	2021
	US$	US$	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(6,218,885)	(2,710,348)	4,167,098	(976,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016,079	1,820,673	1,901,997	-
Gain on disposal of properties	(7,696,041)	-	-	-

Changes in operating assets and liabilities:
Accounts receivable	(589,609)	984,628	(160,127)	563,432
Real estate properties development completed	(6,336,597)	(257,026)	(21,178,508)	285,266,643
Real estate properties under development	(41,906,027)	(39,537,610)	(33,103,524)	19,686
Inventory	-	-	(1,239)	14,983,473
Advances to suppliers	(294,305)	427,038	5,237,808	121,791,514
Other receivables	50,251,819	(73,171,515)	(12,696,204)	50,715
Deposits for land use rights	-	-	-	178,385,322
Amounts due from related parties	-	-	(85,454,947)	263,890,876
Accounts payable and notes payables	29,028,745	6,969,490	-	11,844,587
Customer deposits	3,880,688	(6,696,031)	(31,604,811)	60,630,713
Other payables and accrued liabilities	(9,226,749)	48,768,500	194,675,417	77,652,501
Net cash (used in) /provided by operating activities	12,909,118	(63,402,201)	15,713,865	1,014,102,473
CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of properties held for lease and property and equipment	-	-	-	-
Purchase of property and equipment	-	-	276,711	-
Acquisition of land use right	-	(581,440)	-	-
Acquisition of long-term investment	-	-	-	-
Proceed from disposal of properties	9,159,837	-	-	-
Proceed from disposal of long-term investment	-	86,706,847	-	-
Amounts due from related parties	(64,696,993)	(25,169,857)	-	-
Net cash (used in)/provided by investing activities	(55,537,156)	60,955,550	276,711	-

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related parties	47,480,492	15,086,524	(28,321,013)	(1,009,209,789)
Repayments of short-term bank loans and current portion of long-term bank loans	(237,751,030)	(195,608,470)	(194,798,738)	(9,742,385)
Proceeds from short-term bank loans and current portion of long-term bank loans	233,009,070	192,319,142	205,862,931	2,298,886
Capital injection	669,378	2,896,702	-	-
Net cash provided by financing activities	43,407,911	14,693,898	(17,256,821)	(1,016,653,288)
NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND	779,873	12,247,247	998,856	(2,550,815)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62,478)	(118,930)	-	-
Cash, cash equivalents and restricted cash, at beginning of year	577,731	1,295,126	13,423,443	23,901,476
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF YEAR	1,295,126	13,423,443	14,422,299	21,350,661

SUPPLEMENTARY INFORMATION ON CASH FLOWS
Cash and cash equivalents	1,295,126	1,934,243	2,122,260	8,743,735
Restricted cash	-	11,489,200	12,300,039	12,606,926

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

3. Other receivables

The following summarizes the details of other receivables:

	December 31, 2018	December 31, 2019	December 31, 2020	March 31 , 2021
	US$	US$	US$	US$
Fushun Land Acquisition Reserve Trading Center	-	24,183,876	-	-
Shenyang Pacific Xin Tiandi Real Estate Co., Ltd.	8,001,410	9,582,818	-	-
Liaoning Pacific Real Estate Co., Ltd.	-	8,658,402	-	-
Liaoning Li De Wu Trading Co., Ltd.	8,137,950	7,383,842	-	-
Shenyang Xilun Textile Industry Co., Ltd.	-	7,209,473	7,693,604	7,693,604
Shenyang Huixiang Yidong Trading Co., Ltd.	7,269,200	7,180,750	-	-
Liaoning Zhucheng Real Estate Co., Ltd.	-	7,180,750	7,662,953	7,662,953
Liaoning Yudong Trading Co., Ltd.	-	7,028,462	-	-
Shengbo, Li	3,289,633	3,249,605	-	-
Fushun Shuncheng District Land Reserve Integration Center	-	2,982,941	3,517,432	3,517,432
Liaoning Zangyuan Investment Co., Ltd.	4,256,160	2,312,296	-	-
Shenyang Hongda Technology Co., Ltd.	1,859,408	1,836,783	1,960,127	1,960,127
Minghui Financial Leasing Co., Ltd.	2,548,830	-	3,852,101	3,858,667
Huizhou Shunzhan Trading Co., Ltd.	-	-	1,879,411	1,879,411
Dalian Baichuan Golden Sun Culture Shenyang Branch	-	-	1,304,089	1,304,089
Yan, Xing	-	-	1,180,554	1,180,554
Jilin Jiuying Investment Management Group Co., Ltd.	-	-	1,217,759	1,217,759
Liying, Huang	-	-	1,145,228	1,145,228
Zhejiang Baide Guangzhen Film and Television Culture Co., Ltd.	-	-	1,097,335	1,097,335
Dongmei, Ren	-	-	1,072,813	1,072,813
Yongan	-	-	10,357,610	10,357,610
Shen He Xia Wei Yi	-	-	1,831,867	1,831,867
Beijing Yangxin Yang Consulting Co., Ltd.	-	-	198,769	198,769
Light Industry Plant II (Wang Zhongxuan)	-	-	8,429,248	8,582,507
Shenyang Chengda Refrigeration Co., Ltd.	-	-	6,216,359	6,216,359
Panjin Wanxin Hui Trading Co., Ltd.	-	-	6,206,992	6,206,992
Liaoning Amelit Environmental Materials Technology Co. Ltd.	-	-	5,534,868	5,534,868
Tiexi and Shengyuan Board Distribution	-	-	4,597,772	4,597,772
Shenyang Qizhi Trading Co., Ltd.	-	-	4,367,883	4,367,883
Hanji Shun	-	-	3,065,181	3,065,181
Shenyang Hongda Technology Co. Ltd.	-	-	1,960,127	-
Shenyang Chengjun Haifu Trading Co., Ltd.	-	-	1,924,134	1,924,134
Dalian Mingshang Trading Co., Ltd.	-	-	1,685,850	1,685,850
Shenyang Tiexi Xinsheng and Hardware Building Materials Distribution Department	-	-	1,532,591	1,532,591
Shenyang Jiuli Building Materials Co. Ltd.	-	-	1,532,591	1,532,591
Huludao Longgang District Wanxiang Microloan Company	-	-	1,532,591	1,532,591
Zhao Zhijia	-	-	1,494,276	1,494,276
Hu Qi	-	-	1,380,328	1,380,328
Xu He-nan	-	-	1,226,072	1,226,072
Beijing Business Hotel	-	-	1,067,975	1,067,975
Delin Zhu (Dandong property)	-	-	1,019,173	1,019,173
Rendong Yu	-	-	996,184	996,184
Yin Baoli	-	-	995,310	995,310
Jiang Shaowei (Knitting Factory 2)	-	-	841,014	841,014
Ruifeng Huayang Investment Company	-	-	766,295	766,295
Dalian Bowen Hotel Management Co., Ltd.	-	-	766,295	766,295
Jie Chen	-	-	766,295	766,295
Shenyang Boyi Heng Decoration Engineering Co. Ltd.	-	-	756,607	-
Li Dongfei	-	-	742,157	742,157
Hong Lei	-	-	674,263	674,263
Xu Bin	-	-	552,177	558,330
Su Wenbo	-	-	505,755	505,755

Xue Peihua	-	-	505,755	505,755
Sun Liang	-	-	503,808	503,808
Lee Siu-sen	-	-	488,127	488,127
Jingcheng Business Hotel, Shenhe District, Shenyang	-	-	475,299	475,299
Li Chen Huludao Dongsheng Carbon Plant	-	-	459,777	459,777
Panjin He Chong Real Estate Marketing Planning Co. Ltd.	-	-	433,178	-
Zhang Yu	-	-	409,048	409,048
Zhang Qi	-	-	387,745	387,745
Chifeng Tongyuan Gold Mine Co., Ltd.	-	-	382,381	382,381
Fuxin Bank	-	-	319,577	319,577
Zhao Ling	-	-	306,518	306,518
He Wan Jun	-	-	306,518	306,518
Bi Wenping	-	-	295,024	295,024
China Well-off Construction Association	-	-	265,068	279,759
Song Jinghai	-	-	229,889	229,889
Du Peng	-	-	227,945	227,945
Tiedong Chaoshan Hotel	-	-	218,754	218,754
KIM CHUL RAK( Kim Chollo)	-	-	199,237	199,237
Chao Lou Hotel, Longgang District	-	-	199,237	199,237
Fuxin Bank Shenyang Branch Business Department (Lu Jingqiang)	-	-	199,236	199,236
Li Xiaobai	-	-	180,802	180,802
Ai Jiang Shan	-	-	168,585	168,585
Zhang Jun	-	-	154,216	154,216
Qi Yingming	-	-	153,597	153,597
Yujunge Entertainment Club, Zhongshan District, Dalian	-	-	153,259	153,259
Li Jinhua	-	-	153,259	153,259
Shenyang Yixing Aerospace Equipment Manufacturing Group Co. Ltd.	-	-	153,259	153,259
Li Weiyi	-	-	153,259	153,259
Liaoning Construction and Installation Group Co., Ltd. Rongpan Branch	-	-	153,259	153,259
Shenyang Yongsheng Leisure Shopping Plaza Co., Ltd.	-	-	153,259	153,259
Gao Xing	-	-	153,259	153,259
Dalian jinhongda Trade Co., Ltd.	-	-	-	153,259
Guo Bing	-	-	-	252,082
Hu Liyuan	-	-	-	1,174,814
Jia Chengguo	-	-	-	128,478
Liu Li na	-	-	-	116,508
Liaoning Suisi Construction Engineering Group Co., Ltd.	-	-	-	469,169
Ningyuan sub branch of Fushun bank	-	-	-	243,723
Shenyang Peninsula Blue Bay Hotel Management Co., Ltd.	-	-	-	107,281
Shenyang boyiheng Decoration Engineering Co., Ltd.	-	-	-	721,694
Shenyang Deyi Culture Development Co., Ltd.	-	-	-	160,615
Shenyang Fubang Meiya furniture decoration Co., Ltd.	-	-	-	113,436
Sun Shiwei	-	-	-	107,281
Wang Jun	-	-	-	188,332
Wang Shuping	-	-	-	137,933
Xiuyan Manchu Autonomous County Rural Credit Cooperative Association	-	-	-	107,281
Yichun Yongfeng Paper Co., Ltd.	-	-	-	122,607
Yu Yang	-	-	-	110,347
Zang Hongxi	-	-	-	104,676
Zhang Feng	-	-	-	122,607
Zhao Bing	-	-	-	119,542
Others	1,784,057	16,763,433	1,778,018	2,348,939
Total	34,597,818	106,731,963	119,428,167	121,791,514

Other receivables primarily represent various cash advances to unrelated companies and individuals with which the Group has business relationships and they are unsecured, non-interest bearing and due on demand.

4. Real estate properties development completed and under development

The following summarizes the components of real estate properties development completed and under development at December 31, 2018, 2019, 2020 and March 31, 2021:

		December 31,		March 31,
	2018	2019	2020	2021
	US$	US$	US$	US$
Development completed:
Panjin Fortune Building	43,666,894	43,227,664	64,188,025	63,803,391
Jing Bin Yuan	2,174	2,148	2,292	2,291
Hunnan Project	52,084	51,450	54,905	54,904
Jinzhaoyuan International Building - Shenyang North Station Zhixuan Holiday-Inn	1,979,507	1,955,421	2,086,732	2,086,731
Beier Road Project	1,368	1,352	1,443	1,442
Connection of Phase I and phase II Shopping Malls	-	108,049	185,056	185,055
Jinzhaoyuan International Building - Mulongquan Spa		54,712	60,852	60,857
Real estate properties development completed	45,702,027	45,400,796	66,579,304	66,194,671

Jinzhaoyuan International Building - North Station Building Phase I	4,095,064	4,045,236	4,428,762	4,428,761
Global Financial Center - North Station Building Phase II	85,756,748	85,502,606	91,944,238	89,100,900
Global Financial Center - Marriott Hotel	30,933,093	40,267,662	45,187,463	45,589,425
Connection of Phase I and phase II Shopping Malls	52,843	-
Financial Building (Holiday Inn)	5,424,533	5,440,132	5,814,858	5,814,858
Financial Building (Building as a whole)	18,120,810	17,959,414	19,232,527	19,234,732
Financial Building (Anshan Office)	36,346	67,671	418,625	283,681
Financial Building (Anshan Sales Office)	14,506	14,330	82,371	82,370
Financial Building (Three-dimensional Parking Equipment)	141,150	225,601	577,921	577,920
Financial Building (Heat Exchange Station, Fire Pump)	182,578	319,117	340,546	340,546
Financial Building (Chaoshan Kitchen)	-	143,615	391,924	391,924
Fushun Jin Ri Yang Guang (Site 1-1#)	-	28,211,006	49,278,651	51,100,432
Prepaid tax relating to real estate properties	4,473,261	4,437,055	-	-
	149,230,932	186,633,445	217,697,886	216,945,549
Prepaid taxes related to real estate			1,903,526	-
(Loss)/profit recognized	(1,830,158)	(1,844,825)	-	-
Less: progress billings	(193,106)	(194,258)	-	-
Real estate properties under development:	147,207,668	184,594,362	219,601,412	216,945,549
Total real estate properties development completed and under development	192,909,695	229,995,158	286,180,716	283,140,220

5. Property and equipment, net

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
	US$	US$	US$	US$
Vehicles	11,826	11,682	725,378	621,309
Equipment	730,189	687,723	12,467	12,467
Furniture and fixtures	266,102	290,665	273,017	273,017
Office buildings	35,191,142	34,762,945	37,097,350	37,097,350
Total	36,199,260	35,753,015	38,108,212	38,004,143
Accumulated depreciation	(10,904,530)	(12,456,566)	(15,088,474)	(15,423,359)
Property and equipment, net	25,294,730	23,296,449	23,019,738	22,580,784

As of December 31, 2018, 2019, 2020 and March 31, 2021, the long-term investment consisted of the following:

			December 31,
	Initial Cost	Ownership	2018
	US$	%	US$
Nonmarketable equity securities
Fuxin Bank Co., Ltd.	92,016,904	5%	87,035,461
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,537,050	10%	1,453,840
Total	93,553,954	15%	88,489,301

			December 31,
	Initial Cost	Ownership	2019
	US$	%	US$
Nonmarketable equity securities
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,537,050	10%	1,448,351
Total	1,537,050	10%	1,448,351

			December 31,
	Initial Cost	Ownership	2020
	US$	%	US$
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,532,591	10%	1,532,591
Total	1,532,591	10%	1,532,591

			March 31,
	Initial Cost	Ownership	2021
	US$	%	US$
Shenyang Yuhong Yongan Village Bank Co., Ltd.	1,532,591	10%	1,532,591
Total	1,532,591	10%	1,532,591

7. Intangible Assets

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
	US$	US$	US$	US$
Land use right	5,230,123	5,743,026	6,583,696	6,583,696
Land use right Accumulated depreciation at December 31,	(150,896)	(237,232)	(803,380)	(826,764)
Land use right, net	5,079,227	5,505,794	5,780,316	5,756,932
Others	-	-	2,222	2,222
Others Accumulated depreciation at December 31,	-	-	(1,296)	(1,481)
Others use right, net	-	-	926	741
Goodwill				786,136

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

8. Short-term bank loans and other debt

Short-term bank loans and other debt represent amounts due to various banks and financial institutions that are due on the dates indicated below. Short-term bank loans and other debt at December 31, 2018, 2019, 2020 and March 31, 2021 consisted of the following:

	December 31, 2018	December 31 , 2019	December 31, 2020
	US$	US$	US$
Loan from The Bank of Fuxin Shengyang Branch:
Due October 17, 2019, at 5.0025% per annum	98,497,660	-	-
Due September 19, 2020, at 8.00% per annum	-	79,778,133	-
Due September 27, 2021, at 8.00% per annum	-	-	85,135,404
Loan from The Bank of Hu Lu Dao Shengyang Branch:
Due April 19, 2019, at 7.80% per annum	26,109,513	-	-
Due May 14, 2020, at 6.67% per annum	-	32,887,835	-
Due January 10, 2021, at 7% per annum	-	-	7,662,953
Due June 5, 2021, at 6.50% per annum	-	-	7,662,953
Due June 17,2021, at 6.50% per annum	-	-	19,770,418
Loan from The Bank of Fushun Beizhan Branch:
Due May 13, 2019, at 6.10% per annum	26,169,120	-	-
Due May 12, 2020, at 6.67% per annum	-	34,467,600	-
Due May 10, 2021, at 8% per annum	-	-	36,782,172
Loan from The Bank of Rural Commercial Dadong Branch:
Due June 27, 2019, at 8.19% per annum	8,455,533	-	-
Due June 15, 2020, at 8.19% per annum	-	7,180,750	-
Due June7, 2021, at 8.19% per annum	-	-	7,662,953
Personal loan:
Due July 19, 2019, at 8.57% per annum	2,180,760	-	-
Due July 19, 2020, at 8.57% per annum	-	1,872,618	-
Due 2021, at 8.61% ,8.56per annum	-	-	5,829,851
Loan from The Bank of Fuxin Panjin Branch:
Due March 7, 2019, at 5.0025% per annum	32,430,258	-	-
Due March 7, 2020, at 5.0025% per annum	-	32,035,653	-
Due March 9, 2021, at 8.00% per annum	-	-	30,468,206
Total short-term bank loans and other debt	193,842,844	188,222,589	200,974,910

9. Customer deposits

Advances for real estate properties comprise of amounts received from customers for the pre-sale of residential or commercial units in the PRC.

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
	US$	US$	US$	US$
Advances for real estate properties	28,767,135	21,780,981	53,191,534	60,630,713
Less: recognized as progress billings (Note 4)	(193,106)	(194,258)
Customer deposits (Note 2(h)	28,574,029	21,586,723	53,191,534	60,630,713

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

12. Related party transactions

	December 31, 2018	December 31, 2019	December 31, 2020	March 31, 2021
Amount due from related parties	US$	US$	US$	US$
Shengyang Ruibo Hotel Management Co., Ltd.	1,508,436	16,110,101	8,115,289	7,847,396
Liaoning Tongfei Investment Co., Ltd.	37,285,981	45,904,686	50,116,592	50,060,918
Liaoning Tongfei General Aviation Co., Ltd.	12,459,463	15,368,388	24,732,733	24,192,878
Xu Bai	-	-	-	-
Jun Li	5,169,893	798,537	852,160	852,160
Changgang Bai	14,411,901	16,749,876	-	-
Beijing woze handing corporation management co., Ltd.	-	-	3,831,476	3,831,476
Chaoshan Kitchen (Yueshan Kitchen)	-	-	81,718	81,718
Donglizhi	-	-	1,748,702	1,770,683
Gaoyuting	-	-	8,735,766	8,735,766
Lishengbo	-	-	1,579,229	1,977,703
Liaoning cangyuan investment co., Ltd.	-	-	2,769,191	2,845,904
Liaoning hualang electronic equipment co., Ltd.	-	-	592,750	615,733
Liaoning lide Wu trading co., Ltd.	-	-	7,911,890	6,209,137
Liaoning Pacific ocean real estate company	-	-	9,239,832	9,239,832
Liaoning Pacific chain network science and technology information co., Ltd.	-	-	185,975	186,741
Liaoning Pacific ocean investment co., Ltd.	-	-	45,274,817	44,012,130
Shenyang Baiji Real Estate Development Co., Ltd. (Shenbei Project)	-	-	3,164,244	2,924,559
Shenyang hongjian aviation technology co., Ltd.	-	-	288,094	355,286
Shenyang lidiwu corporation management co., Ltd.	-	-	176,122	-
Shenyang Pacific ocean new world real estate real estate co., Ltd.	-	-	10,160,465	10,228,052
Shenyang general aviation	-	-	249,901	194,831
Shenyang xindini trading co., Ltd.	-	-	257,475	-
Shenyang yuegangshan catering co., Ltd.	-	-	321,055	434,926
Supplier: Liaoning Suisi Construction Engineering Group Co., Ltd. (Section 2)	-	-	107	857,234
Shenyang ruibai hotel management co., Ltd.	-	-	952	135,513
Panjin hechuang real estate marketing planning Co., Ltd.	-	-	-	788,752
Seong Yeol Lee	-	-	-	5,992
	70,835,674	94,931,588	180,386,535	178,385,322

Amount due to related parties
Shenyang Ruiyin Investment CO., Ltd.	1,725,774	-	2,094,883	2,171,480
Liaoning United Airlines Shenyan Aircraft Co., Ltd.	19,738,786	19,497,890	28,700,057	28,700,057
Xu Bai	171,235	152,854	303,117	303,117
Changgang Bai	3,591,241	4,150,648	5,102,064	4,915,088
Liaoning Tongfei General Club Co., Ltd.	20,353,760	20,106,100	-	-
Liaoning Suisi Construction Engineering Group Co., Ltd.	-	11,396,273	113,216	-
Liaoning Pacific Investment Co., Ltd.	-	4,681,849	-	-
Anshan guanghai property management co., Ltd.	-	-	45,813	-
Bailiyan	-	-	10,728,134	-
Beijing Ming he ju feng investment management co., Ltd.	-	-	383,148	383,148
Dalian sanxing building development co., Ltd.	-	-	8,238,390	8,238,390
Northeast international auction co., Ltd.	-	-	854,344	834,256
Guomei	-	-	697,329	697,329
Langwan decoration engineering co., Ltd.	-	-	20,082,623	20,070,689
Liaoning lide Wu trading co., Ltd.	-	-	1,878,874	-
Liaoning tongfei general aviation club co., Ltd.	-	-	21,456,268	21,456,268
Liaoning Yudong trading co., Ltd.	-	-	49,959,793	49,958,129
Panjin guanghai property management co., Ltd.	-	-	776,607	776,607
Shenyang cheng da Guo ao management company	-	-	25,155,441	25,464,684
Shenyang Chunjiang real estate co., Ltd.	-	-	3,242,812	3,242,812
Shenyang guanghai property management co., Ltd.	-	-	3,935,344	3,920,631
Shenyang hui Xiang yi dong trading co., Ltd.	-	-	34,138,249	34,138,249
Shenyang jinsheng housing development co., Ltd.	-	-	25,554,778	25,628,523
Shenyang langwan decoration engineering co., Ltd.	-	-	12,033,893	12,090,365
Shenyang lide Wu corporation management co., Ltd.	-	-	8,584	-
Shenyang qinjian culture media co., Ltd.	-	-	323,804	320,400
Shenyang xindini trading co., Ltd.	-	-	3,639,872	3,382,397
Shenyang Heart Information Testing Center of China Medical University	-	-	941,896	957,222
Shenyang China medical university medical equipment research and development center co., Ltd.	-	-	1,770,377	1,770,377
Shenyang leitu floor material Co., Ltd.	-	-	-	6,651
Anshan Guanghai Property Management Co., Ltd.	-	-	-	36,608
Bai Liyan	-	-	-	10,728,134
Panjin Pacific Real Estate Co., Ltd.	-	-	-	3,699,266
	45,580,796	59,985,614	262,159,710	263,890,877

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Section 302 Certification by the Corporation's Principal Executive Officer *
31.2	Section 302 Certification by the Corporation's Principal Financial Officer *
32.1	Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
32.2	Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
101	XBRL Exhibit Tables (XBRL)*
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 25,2022	/s/Seong Y. Lee
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
Acting Chief Financial Officer

 Exhibit 32.1

AMENDED CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Ameritrust Corporation (the "Company") on Form 10-Q for the period ended March 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Seong Y. Lee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
President

Exhibit 32.2

AMENDED CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Ameritrust Corporation (the "Company") on Form 10-Q for the period ended March 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Seong Y. Lee, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2022	/s/Seong Y. Lee
Seong Y. Lee
Acting Chief Financial Officer