Form 10-Q/A
period 2021-06-30
Ameritrust Corp
filed 2022-07-25
CIK 1372954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

The Registrant has 7,239,573,961,951 shares of common stock outstanding as of July 31, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2021	September 30, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$7,210,786	$2,551,600
Restricted cash	345,051
Net receivables and notes	259,209	5,992
Other receivables	299,645,866	-
Advance payment	16,116,060	-
Inventory	19,686	-
Real estate under development and completed	70,965,009,908	766,210
Right to use assets	50,715	50,715
Net receivables from related parties	35,620,102	-
Other current assets	8,706,317	65,000
Total current assets	71,332,983,700	3,439,517
Noncurrent assets
Net estate	29,833,358	-
Equity in net assets of nonconsolidated related companies	1,532,591	-
Net goodwill and intangible assets	6,520,239	786,136
Total noncurrent assets	37,886,188	786,136
Total assets	$71,370,869,888	$4,225,653

Liabilities and equity
Current liabilities
Accounts and notes payable	$53,999,700	$24,754
Short-term debt	204,222,762	-
Customer deposits	65,776,859	-
Other accounts payable and accrued liabilities	304,038,620	0
Liability of right to use	50,715	50,715
Amounts due to related parties	75,221,873	0
Total current liabilities	703,310,529	75,469
Non-current liabilities
Long term debt	6,141,090	-
Total non- current liabilities	6,141,090	0
Total liabilities	709,451,619	75,469
Stock right
Common stock, $0.01 par value	72,395,709,635	267,675
Additional paid in capital	(1,723,559,081)	4,782,993
Retained earnings	(10,732,285)	(900,484)
Accumulated other comprehensive losses	-	-
Total shareholders' equity	70,661,418,269	4,150,184
Foreign currency translation adjustment		-
Total share capital	70,661,418,269	4,150,184
Total liabilities and equity	$71,370,869,888	$4,225,653

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

		Three months ended June 30, 2021		Nine months ended June 30, 2021		Twelve months ended September 30, 2020
		(Unaudited)		(Unaudited)		(Audited)
Net sales and revenue	$		$		$
Real estate sales		0		6,163,606		0
Real estate rental income		196,671		880,688		0
Other sales revenue		1,072,778		3,609,343		0
Net sales and total revenue		1,269,449		10,653,637		0
Fees and expenses	$		$		$
Cost of real estate sales		0		3,090,675		0
Rental cost of real estate		137,670		250,664		0
Other cost of sales		0		0		0
Taxes and surcharges		277,739		1,038,457		0
Operating expenses		239,569		949,909		0
General and administrative expenses		789,717		3,054,651		782,000
Total cost		1,444,695		8,384,356		782,000
Net interest income		(5,653,382)		(12,347,043)		(205)
Net other non-operating income		(23,966)		245,961		31,988
Income from investment		0		0		0
Income before income tax		$(5,852,594)		$(9,831,801)		$(750,217)
Income tax expense
Net income		$(5,852,594)		$(9,831,801)		$(750,217)
Net loss due to non controlling interests (exchange rate changes)				(40,901)
Net income attributable to shareholders		(5,852,594)		(9,790,900)		(750,217)

Net income attributable to common shareholders		(5,852,594)		(9,790,900)		(750,217)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENT

(Unaudited)

		Three Months Ended June 30, 2021		Nine Months Ended June 30, 2021		Twelve Months Ended September 30, 2021

Cash flow from operating activities	$		$		$
Net income		(5,852,594)		(9,790,900)		(750,217)
Accounts receivable and bills		304,223		(253,217)		0
Other receivables		(177,854,352)		(299,645,866)		78,566
Inventory		0		(19,686)		0
Real estate developed and completed		2,126,423		(70,964,243,698)		0
Advance payment		(1,132,587)		(16,116,060)		0
Right to use assets		0		0		0
Due from Related parties		142,765,218		(35,620,102)		0
Other current assets		(8,641,317)		(8,641,317)		0
Due to related parties		(188,669,004)		75,221,873		0
Accounts and notes payable		(13,602,755)		53,974,946		3,017
Customer deposits		5,146,146		65,776,859		0
Other accounts payable and accrued liabilities		226,386,119		304,038,620		(549)
Debt relief benefits		0		0		(31,988)
Net cash provided by operating activities		(19,024,480)		(70,835,318,548)		(701,171)
Cash flow from investment activities	$		$		$
Purchase of property and equipment		(283,637)		(37,100,052)		0
Joint control merger		(1,625,032)		70,654,199,924		3,252,771
Net cash used in investment activities		(1,908,669)		70,617,099,872		3,252,771
Cash flow from financing activities	$		$		$
Repayment of the current portion of short-term and long-term bank loans		5,299,698		210,363,852		0
Income from current portion of short-term bank loans and long-term bank loans		0		0		0
Cash received from absorbing investment		1,899,962		12,899,962		0
Net cash provided (used in) by financing activities		7,199,660		223,263,814		0
Effects of exchange rate changes on cash, cash equivalents and restricted cash		(61,335)		(40,901)		0
Net increase (decrease) in cash, cash equivalents and restricted cash		(13,733,489)		5,045,138		2,551,600
Cash, cash equivalents and restricted cash at the beginning of the period		21,350,661		2,551,600		0
Cash, cash equivalents and restricted cash at the end of the period		$7,555,837		$7,555,837		$2,551,600

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

AMERITRUST CORPORATION AND SUBSIDIARIES

CONCISE CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common stock		Additional paid in capital	Accumulated deficit	Total shareholders' equity (deficit)
	Number of shares	Additional paid in capital
Balance as of September30, 2019	267,675,000	267,675	459,270	(752,042)	(25,097)

10: 1 reverse stock split	(240,907,182)	0	0	0	0

Change of control	0	0	27,772	729,187	756,959

Joint control merger	0	0	4,295,951	(127,412)	4,168,539

Net loss	0	0	0	(750,217)	(750,217)

Balance as of September 30, 2020	26,767,818	267,675	4,782,993	(900,484)	4,150,184

Issue shares for services, donations and gifts	217,156,377,554	2,171,563,775	(52,042,732)	0	2,119,521,043

Change of control	7,022,387,818,579	70,223,878,185	(1,682,954,226)	0	68,540,923,959

Joint control merger		0	7,000,000	0	7,000,000

Net loss	0	0	0	(2,966,223)	(2,966,223)

Balance as of December 31, 2020	7,239,570,963,951	72,395,709,635	(1,723,213,965)	(3,866,707)	70,668,628,963

Issue shares for services, donations and gifts		0	0	0	(138,582)

Change of control		0	0	0	(4,481,464)

Joint control merger		0	4,000,000	0	4,000,000

Net loss due to non controlling interests (exchange rate changes)		0	0	20,434	20,434

Net loss		0	0	(972,083)	(972,083)

Balance as of March 31, 2021	7,239,570,963,951	72,395,709,635	(1,723,834,011)	(4,818,356)	70,667,057,268

Issue shares for services, donations and gifts		0	0	0	(48,744)

Change of control		0	0	0	(1,576,287)

Joint control merger		0	1,899,961	0	1,899,961

Net loss due to non controlling interests (exchange rate changes)		0	(1,625,031)	(61,335)	(61,335)

Net loss		0	0	(5,852,594)	(5,852,594)

Balance as of June30, 2021	7,239,570,963,951	72,395,709,635	(1,723,559,081)	(10,732,285)	70,661,418,269

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

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

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

Note 3. Cash and cash equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total amount shown in the consolidated cash flow statement:

	June 30, 2021	March 31, 2021
Cash and cash equivalents
Cash and fixed deposits(a)	$7,210,786	$8,743,735
Limited cash	345,051	12,606,926

Note 4. Real estate under development and completed

	June 30, 2021	March 31, 2021
Development completed:	$	$
Panjin Fortune Building	63,803,391	64,188,024
Jingbin Garden	2,291	2,291
Hunnan project	54,904	54,904
Jinzhaoyuan International Building - Intelligent choice hotel of Shenyang North Railway Station	2,086,731	2,086,731
North 2nd Road Project	1,442	1,442
Shopping malls connected with Jinzhaoyuan international building and world financial center phase I and II	185,055	185,055
Jinzhaoyuan International Building - Mulongquan bath	60,857	60,857
Total amount of real estate development completed	66,194,671	66,579,304
Real estate under development:
Jinzhaoyuan international building north station building phase I	4,428,761	4,428,761
World Financial Center - North Station building phase II	89,100,900	89,100,900
World Financial Center - Marriott Hotel	45,589,425	45,262,601
Financial Building (Holiday Inn)	5,814,858	5,814,858
Financial Building (Whole building)	19,234,732	19,234,824
Financial Building (Anshan Office)	283,681	417,990
Financial Building (Anshan Sales Office)	82,370	82,370
Financial Building (Stereo parking equipment)	577,920	577,920
Financial Building (Heat exchange station, fire pump)	340,546	340,546
Financial Building (Chaoshan kitchen)	391,924	391,923
Fushun Today Sunshine Real Estate(1-1 × plot)	51,100,432	50,208,513
Proposed investment in 29 properties(1)	70,681,869,688	70,681,869,688
Prepaid taxes related to real estate	0	2,826,133
Total real estate under development	70,898,815,237	70,900,557,027
Total number of completed and developing real estate development projects	$70,965,009,908	$70,967,136,331

(1)  The details of these 29 properties are as follows:

	Appraisal Value (RMB)	Appraisal Value (USD: $) (Ratio is 1:7.06)	Estimated total investment (RMB)	Estimated total investment (USD: $) (Ratio is 1:7.06)
1.Hai Wancheng Project	4,100,000,000	580,736,544	40,600,000,000	5,750,708,215
2.Changchun Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431
3.Beijing Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329
4.Shanghai Meixin Fortune Plaza Project	11,233,333,333	1,591,123,702	33,700,000,000	4,773,371,105
5.Sanya Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340
6.Harbin Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
7.Shenyang Meixin Fortune Plaza Project	7,333,333,333	1,038,715,770	22,000,000,000	3,116,147,309
8.Hangzhou Meixin Fortune Plaza Project	9,600,000,000	1,359,773,371	28,800,000,000	4,079,320,113
9.Fuzhou Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221
10.Jinan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
11.Guangzhou Meixin Fortune Plaza Project	9,733,333,333	1,378,659,112	29,200,000,000	4,135,977,337
12.Wuhan Meixin Fortune Plaza Project	4,600,000,000	651,558,074	13,800,000,000	1,954,674,221
13.Chengdu Meixin Fortune Plaza Project	5,933,333,333	840,415,486	17,800,000,000	2,521,246,459
14.Kunming Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632
15.Lanzhou Meixin Fortune Plaza Project	3,533,333,333	500,472,143	10,600,000,000	1,501,416,431
16.Nanning Meixin Fortune Plaza Project	3,333,333,333	472,143,532	10,000,000,000	1,416,430,595
17.Yinchuan Meixin Fortune Plaza Project	3,033,333,333	429,650,614	9,100,000,000	1,288,951,841
18.Taiyuan Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
19.Nanjing Meixin Fortune Plaza Project	5,400,000,000	764,872,521	16,200,000,000	2,294,617,564
20.Hefei Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
21.Zhengzhou Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
22.Changsha Meixin Fortune Plaza Project	4,100,000,000	580,736,544	12,300,000,000	1,742,209,632
23.Guiyang Meixin Fortune Plaza Project	3,600,000,000	509,915,014	10,800,000,000	1,529,745,042
24.Xi'an Meixin Fortune Plaza Project	5,266,666,667	745,986,780	15,800,000,000	2,237,960,340
25.Chongqing Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697
26.Tianjin Meixin Fortune Plaza Project	7,266,666,667	1,029,272,899	21,800,000,000	3,087,818,697
27.Shenzhen Meixin Fortune Plaza Project	11,366,666,667	1,610,009,443	34,100,000,000	4,830,028,329
28.Fushun Bank Co., Ltd. Project	10,000,000,000	1,416,430,595	10,000,000,000	1,416,430,595
29.Dalian plastic surgery hospital project	14,000,000	1,983,003	14,000,000	1,983,003
Total	163,580,666,666	23,170,066,100	499,014,000,000	70,681,869,688

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

AMERITRUST CORPORATION AND SUBSIDIARIES WITH DEVELOPING PROPERTIES

PROFORMA CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Proforma consolidated financial statements

TABLE OF CONTENTS

Pages
Consolidated Balance Sheets	14
Consolidated Statements of Comprehensive (Loss)/Income	15
Consolidated Statements of Cash Flows	16
Consolidated Statements of Changes in Deficit	17
Notes to Consolidated Financial Statements	18-30

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED BALANCE SHEETS

As of December 31, 2018, 2019, 2020 and June 30, 2021

(All amounts stated in US$, except for number of shares data)

		December 31	December 31	December 31	June 30
Notes		2018	2019	2020	2021
		US$	US$	US$	US$
Assets
Current assets:
Cash and cash equivalents		1,295,126	1,934,243	2,122,260	7,210,786
Restricted cash		-	11,489,200	12,300,039	345,051
Accounts receivable		1,166,639	176,110	336,237	259,209
Other receivables	3	34,597,818	106,731,963	119,428,167	299,645,866
Inventory		18,674	18,447	19,686	16,116,060
Advance payment to suppliers		8,765,223	8,235,129	13,472,937	19,686
Real estate under development and completed		192,909,695	229,995,158	291,648,774	283,140,220
Right to use assets		-	-	-	50,715
Net receivables from related parties		70,835,674	94,931,588	180,386,535	35,620,102
Other current assets		-	-	-	8,706,317
Total current assets		309,588,849	453,511,838	619,714,635	651,114,012

Net property and equipment	5	25,294,730	70,705,166,137	70,704,889,426	70,711,703,046
Long-term investment	6	88,489,301	1,436,150	1,532,590	1,532,591
Intangible assets	7	5,079,227	5,505,794	5,781,242	6,520,239
Total non-current assets		118,863,258	70,712,108,081	70,712,203,258	70,719,755,876
TOTAL ASSETS		428,452,107	71,165,619,919	71,331,917,893	71,370,869,888

LIABILITIES
Current liabilities
Accounts payables and notes payables		66,183,126	72,288,604	65,459,035	53,999,700
Short-term bank loans	8	193,842,844	188,222,589	200,974,910	204,222,762
Customer deposits	9	28,574,029	21,586,723	53,191,534	65,776,859
Other payables and accrued liabilities	11	233,485,835	279,002,508	81,048,760	304,038,620
Liability of right to use		-	-	-	50,715
Amounts due to related parties	12	45,580,796	59,985,614	262,159,708	75,221,873
Total current liabilities		567,666,630	621,086,038	662,833,948	703,310,529
Long-term bank loans		-	-	11,532,744	6,141,090
Total non-current liabilities		-	-	11,532,744	6,141,090
Total liabilities		567,666,630	621,086,038	674,366,692	709,451,619

Commitments and contingencies	13

Shareholders' deficit
Common shares		11,428,728	70,696,195,118	70,696,382,506	70,696,608,083
Additional paid in capital		-	-	-	11,782,993
Retained earnings		(155,254,578)	(157,964,926)	(38,789,206)	(46,972,807)
Accumulated other comprehensive (loss)/gain		4,611,327	6,303,689		-
Foreign currency translation adjustments		-	-	(42,099)	-
Total deficit		(139,214,523)	70,544,533,881	70,657,551,201	70,661,418,269
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT		428,452,107	71,165,619,919	71,331,917,893	71,370,869,888

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS/INCOME

For the years ended December 31, 2018, 2019, 2020 and June 30, 2021

(ALL amounts stated in US$, except for number of shares data)

	Notes	Year ended December 31			Six months ended June 30
		2018	2019	2020	2021
		US$	US$	US$	US$
Revenue:
Real estate sales		8,261,049	1,495,522	16,231,698	6,102,395
Real estate lease income		2,813,248	2,115,251	4,912,262	2,107,065
Other sales revenue		-	-	1,722,300	-
Non business income		-	-	93,332	-
Total revenue		11,074,297	3,610,773	22,959,592	8,209,460
Costs of revenue:
Cost of real estate sales		(8,283,247)	(163,839)	783,573	(3,064,735)
Cost of real estate lease income		(781,964)	(845,255)	(314,838)	(136,302)
Other Operating Cost		-	-	(1,722,300)	-
Nonoperating outlay		-	-	(33,925)	(23,728)
Total costs of revenue		(9,065,211)	(1,009,064)	(1,287,490)	(3,224,765)
Gross profit		2,009,086	2,601,709	21,672,102	4,984,695
Taxes and Additional		-	-	(2,089,105)	(652,893)
Selling and distribution expenses		(107,664)	(92,645)	(701,414)	(531,569)
General and administrative expenses		(3,098,869)	(2,990,319)	(2,912,975)	(1,414,188)
Operating loss		(1,197,447)	(481,255)	15,968,608	2,386,045

Interest expense		(12,524,411)	(14,584,995)	(15,110,920)	(9,353,010)
Gain on long term investment		-	12,377,195	3,309,410	-
Gain on disposal of properties		7,696,041	-	-	284,965
Dividends income		-	-	-	-
Loss from operations before income		(6,025,817)	(2,689,055)	4,167,098	(6,682,000)
Income taxes	10	(193,068)	(21,293)	-	-
Net loss		(6,218,885)	(2,710,348)	4,167,098	(6,682,000)
Foreign currency translation adjustments		7,885,013	1,692,362	-	-
Total comprehensive (loss)/income		1,666,128	(1,017,986)	4,167,098	(6,682,000)

The accompanying notes are an integral part of the consolidated financial statements.

AMERITRUST CORPORATION AND SUBSIDIARIES PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2019, 2020 and June 30, 2021 (All amounts stated in US$, except for number of shares data)

	Year Ended December 31,			Six months ended June 30
	2018	2019	2020	2021
	US$	US$	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(6,218,885)	(2,710,348)	4,167,098	(6,682,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016,079	1,820,673	1,901,997	-
Gain on disposal of properties	(7,696,041)	-	-	-

Changes in operating assets and liabilities:
Accounts receivable	(589,609)	984,628	(160,127)	139,832
Real estate properties development completed	(6,336,597)	(257,026)	(21,178,508)	50,219,914
Real estate properties under development	(41,906,027)	(39,537,610)	(33,103,524)	-
Inventory	-	-	(1,239)	1,239
Advances to suppliers	(294,305)	427,038	5,237,808	(12,285,556)
Other receivables	50,251,819	(73,171,515)	(12,696,204)	(25,460,166)
Deposits for land use rights	-	-	-	-
Amounts due from related parties	-	-	(85,454,947)	28,354,208
Accounts payable and notes payables	29,028,745	6,969,490	-	23,328,677
Customer deposits	3,880,688	(6,696,031)	(31,604,811)	42,886,301
Other payables and accrued liabilities	(9,226,749)	48,768,500	194,675,417	(254,505,116)
Net cash (used in) /provided by operating activities	12,909,118	(63,402,201)	15,713,865	(154,002,667)
CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of properties held for lease and property and equipment	-	-	-	-
Purchase of property and equipment	-	-	276,711	(158,114)
Acquisition of land use right	-	(581,440)	-	-
Acquisition of long-term investment	-	-	-	-
Proceed from disposal of properties	9,159,837	-	-	-
Proceed from disposal of long-term investment	-	86,706,847	-	-
Amounts due from related parties	(64,696,993)	(25,169,857)	-	-
Net cash (used in)/provided by investing activities	(55,537,156)	60,955,550	276,711	(158,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to related parties	47,480,492	15,086,524	(28,321,013)	54,080,685
Repayments of short-term bank loans and current portion of long-term bank loans	(237,751,030)	(195,608,470)	(194,798,738)	247,453,658
Proceeds from short-term bank loans and current portion of long-term bank loans	233,009,070	192,319,142	205,862,931	(161,240,025)
Capital injection	669,378	2,896,702	-	7,000,000
Net cash provided by financing activities	43,407,911	14,693,898	(17,256,821)	147,294,318
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	779,873	12,247,247	998,856	(6,866,463)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62,478)	(118,930)	-	-
Cash, cash equivalents and restricted cash, at beginning of year	577,731	1,295,126	13,423,443	14,422,299
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF YEAR	1,295,126	13,423,443	14,422,299	7,555,836

SUPPLEMENTARY INFORMATION ON CASH FLOWS
Cash and cash equivalents	1,295,126	1,934,243	2,122,260	7,210,785
Restricted cash	-	11,489,200	12,300,039	345,050

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

3. Other receivables

The following summarizes the details of major other receivables:

	December 31, 2018	December 31, 2019	December 31, 2020	June 30, 2021
	US$	US$	US$	US$
Fushun Land Acquisition Reserve Trading Center	-	24,183,876	-	-
Shenyang Pacific Xin Tiandi Real Estate Co., Ltd..	8,001,410	9,582,818	-	-
Liaoning Pacific Real Estate Co., Ltd..	-	8,658,402	-	-
Liaoning Li De Wu Trading Co., Ltd..	8,137,950	7,383,842	-	-
Shenyang Xilun Textile Industry Co., Ltd..	-	7,209,473	7,693,604	7,693,604
Shenyang Huixiang Yidong Trading Co., Ltd..	7,269,200	7,180,750	-	-
Liaoning Zhucheng Real Estate Co., Ltd..	-	7,180,750	7,662,953	-
Liaoning Yudong Trading Co., Ltd..	-	7,028,462	-	-
Shengbo, Li	3,289,633	3,249,605	-	-
Fushun Shuncheng District Land Reserve Integration Center	-	2,982,941	3,517,432	-
Liaoning Zangyuan Investment Co., Ltd..	4,256,160	2,312,296	-	-
Shenyang Hongda Technology Co., Ltd..	1,859,408	1,836,783	1,960,127	2,845,904
Minghui Financial Leasing Co., Ltd..	2,548,830	-	3,852,101	-
Huizhou Shunzhan Trading Co., Ltd..	-	-	1,879,411	1,879,411
Dalian Baichuan Golden Sun Culture Shenyang Branch	-	-	1,304,089	1,304,089
Yan, Xing	-	-	1,180,554	-
Jilin Jiuying Investment Management Group Co., Ltd..	-	-	1,217,759	-
Huang Liying	-	-	1,145,228	-
Zhejiang Baide Guangzhen Film and Television Culture Co., Ltd..	-	-	1,097,335	-
Ren Dongmei	-	-	1,072,813	1,072,813
Yong'an City	-	-	10,357,610	10,357,610
Shen He Xia Wei Yi	-	-	1,831,867	-
Beijing Yangxin Yang Consulting Co., Ltd.	-	-	198,769	-
No. 2 Light Industry Plant (Wang Zhongxuan)	-	-	8,429,248	-
Shenyang Chengda Refrigeration Co., Ltd.	-	-	6,216,359	-
Panjin Wanxin Hui Trading Co., Ltd.	-	-	6,206,992	6,206,991
Liaoning American Environmental Materials Technology Co. Ltd.	-	-	5,534,868	-
Distribustion Company Under Board Directors of Tiexi and Shengyuan	-	-	4,597,772	-
Shenyang Qizhi Trading Co., Ltd.	-	-	4,367,883	-
Han Jishum	-	-	3,065,181	-
Shenyang Hongda Technology Co. Ltd.	-	-	1,960,127	-
Shenyang Chengjun Haifu Trading Co., Ltd.	-	-	1,924,134	-
Dalian Mingshang Trading Co., Ltd.	-	-	1,685,850	-
Shenyang Tiexi Xinsheng and Hardware Building Materials Distribution Department	-	-	1,532,591	-
Shenyang Jiuli Building Materials Co. Ltd.	-	-	1,532,591	-
Huludao Longgang District Wanxiang Microloan Company	-	-	1,532,591	-

Zhao Zhijia	-	-	1,494,276	-
Hu Qi	-	-	1,380,328	-
Xu Henan	-	-	1,226,072	-
Beijing Business Hotel	-	-	1,067,975	-
Zhu Delin (Dandong property)	-	-	1,019,173	-
Long Yu	-	-	996,184	-
Yin Baoli	-	-	995,310	-
Jiang Shaowei (No. 2 Knitting Factory)	-	-	841,014	-

Ruifeng Huayang Investment Company	-	-	766,295	-
Dalian Bowen Hotel Management Co., Ltd.	-	-	766,295	766,295
Chen Jie	-	-	766,295	-
Shenyang Boyi Heng Decoration Engineering Co. Ltd.	-	-	756,607	-
Li Dongfei	-	-	742,157	742,157
Hong Lei	-	-	674,263	-
Xu Bin	-	-	552,177	5,501
Su Wen	-	-	505,755	-
Xue Peihua	-	-	505,755	-
Sun Liang	-	-	503,808	503,808
Li Xuysheng	-	-	488,127	-
Jingcheng Business Hotel, Shenhe District, Shenyang	-	-	475,299	475,299
Li Chen Huludao Dongsheng Carbon Plant	-	-	459,777	-
Panjin He Chong Real Estate Marketing Planning Co. Ltd.	-	-	433,178	-
Zhang Yu	-	-	409,048	-
Zhang Qi	-	-	387,745	-
Chifeng Tongyuan Gold Mine Co., Ltd.	-	-	382,381	-
Fuxin Co., Ltd.. Fuxin Bank	-	-	319,577	-
Zhao Ling	-	-	306,518	306,518
He WanJun	-	-	306,518	-
Bi Wenping	-	-	295,024	-
China Well-off Construction Association	-	-	265,068	-
Song Jing	-	-	229,889	-
Du Peng	-	-	227,945	-
Chaoshan Hotel, Tiedong District	-	-	218,754	-
CHULRak ( Kim Chollo)	-	-	199,237	-
Chao Lou Hotel, Longgang District	-	-	199,237	-
Fuxin Bank Shenyang Branch Business Department (Lu Jingqiang)	-	-	199,236	-
Li Xiaobai	-	-	180,802	-
Ai Jiang Shan	-	-	168,585	168,585
Zhang Jun	-	-	154,216	154,216
Qi Yingming	-	-	153,597	-
Dalian Zhongshan Yukong Day Entertainment Club	-	-	153,259	-
Li Jinhua	-	-	153,259	-
Shenyang Yixing Aerospace Equipment Manufacturing Group Co. Ltd.	-	-	153,259	-
Li Weiyi	-	-	153,259	-
Rongpan Branch of Liaoning Construction and Installation Group Co., Ltd..	-	-	153,259	-
Shenyang Yongsheng Leisure Shopping Plaza Co., Ltd.	-	-	153,259	-
Xing	-	-	153,259	-
Liu Lina	-	-	-	116,598
Shenyang Peninsula Blue Bay Hotel Management Co., Ltd.	-	-	-	107,281
Wang Jun	-	-	-	307
Shenyang Shenhe District Jingcheng Business Hotel	-	-	-	475,103
Shenyang Boyiheng Decoration Engineering Co., Ltd.	-	-	-	729,300
Xie Zhan	-	-	-	766,295
Shenyang Xiaweiyi Business Hotel	-	-	-	4,598
Meng Donghua	-	-	-	9,962
Shenyang Jianmei Real Estate Sales Agency Co., Ltd.	-	-	-	61,964
Tiedong Chasoshan Hotel	-	-	-	218,754
Panjin Fortune Building	-	-	-	300,4040
Others	1,784,057	16,763,433	1,778,018	264,499,353
	34,597,818	106,731,963	119,428,167	299,645,866

Other receivables primarily represent various cash advances to unrelated companies and individuals with which the Group has business relationships and they are unsecured, non-interest bearing and due on demand.

4. Real estate properties development completed and under development

The following summarizes the components of real estate properties development completed and under development at December 31, 2018, 2019 and 2020:

	December 31,	December 31,	June 30,	June 30,
	2018	2019	2020	2021
	US$	US$	US$	US$
Development completed:
Panjin Fortune Building	43,666,894	43,227,664	64,188,025	63,803,391
Jing Bin Yuan	2,174	2,148	2,292	2,291
Hunnan Project	52,084	51,450	54,905	54,904
Jinzhaoyuan International Building - Shenyang North Station Zhixuan Holiday-Inn	1,979,507	1,955,421	2,086,732	2,086,731
Beier Road Project	1,368	1,352	1,443	1,442
Connection of Phase I and phase II Shopping Malls	-	108,049	185,056	185,055
Jinzhaoyuan International Building - Mulongquan Spa		54,712	60,852	60,857
Real estate properties development completed	45,702,027	45,400,796	66,579,304	66,194,671

Jinzhaoyuan International Building - North Station Building Phase I	4,095,064	4,045,236	4,428,762	4,428,761
Global Financial Center - North Station Building Phase II	85,756,748	85,502,606	91,944,238	89,100,900
Global Financial Center - Marriott Hotel	30,933,093	40,267,662	45,187,463	45,589,425
Connection of Phase I and phase II Shopping Malls	52,843	-	-	-
Financial Building (Holiday Inn)	5,424,533	5,440,132	5,814,858	5,814,858
Financial Building (Building as a whole)	18,120,810	17,959,414	19,232,527	19,234,732
Financial Building (Anshan Office)	36,346	67,671	418,625	283,681
Financial Building (Anshan Sales Office)	14,506	14,330	82,371	82,370
Financial Building (Three-dimensional Parking Equipment)	141,150	225,601	577,921	577,920
Financial Building (Heat Exchange Station, Fire Pump)	182,578	319,117	340,546	340,546
Financial Building (Chaoshan Kitchen)	-	143,615	391,924	391,924
Fushun Jin Ri Yang Guang (Site 1-1#)	-	28,211,006	49,278,651	51,100,432
Prepaid tax relating to real estate properties	4,473,261	4,437,055	-	-
	149,230,932	186,633,445	217,697,886	216,945,549
Prepaid taxes related to real estate	-	-	1,903,526	-
(Loss)/profit recognized	(1,830,158)	(1,844,825)	-	-
Less: progress billings (Note 9)	(193,106)	(194,258)	-	-
Real estate properties under development:	147,207,668	184,594,362	219,601,412	216,945,549

Total real estate properties development completed and under development	192,909,695	229,995,158	286,180,716	283,140,220

5. Net property and equipment

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2019	December 31, 2020	June 30, 2021
	US$	US$	US$	US$
Vehicles	11,826	11,682	725,378	621,309
Equipment	730,189	687,723	12,467	12,467
Furniture and fixtures	266,102	290,665	273,017	274,211
Office buildings	35,191,142	34,762,945	37,097,350	37,863,560
Ranch				6,945,366
Total	36,199,260	35,753,015	38,108,212	45,716,913
Accumulated depreciation	(10,904,530)	(12,456,566)	(15,088,474)	(15,883,555)
Net property and equipment	25,294,730	23,296,449	23,019,738	29,833,358

As of December 31, 2018, 2019, 2020 and June 30, 2021, the long-term investment consisted of the following:

			December 31,
	Initial Cost	Ownership	2018
	US$	%	US$
Nonmarketable equity securities
Fuxin Bank Co., Ltd..	92,016,904	5%	87,035,461
Shenyang Yuhong Yongan Village Bank Co., Ltd..	1,537,050	10%	1,453,840
Total	93,553,954	15%	88,489,301

			December 31,
	Initial Cost	Ownership	2019
	US$	%	US$
Nonmarketable equity securities
Shenyang Yuhong Yongan Village Bank Co., Ltd..	1,537,050	10%	1,448,351
Total	1,537,050	10%	1,448,351

			December 31,
	Initial Cost	Ownership	2020
	US$	%	US$
Shenyang Yuhong Yongan Village Bank Co., Ltd..	1,532,591	10%	1,532,591
Total	1,532,591	10%	1,532,591

			June 30,
	Initial Cost	Ownership	2021
	US$	%	US$
Shenyang Yuhong Yongan Village Bank Co., Ltd..	1,532,591	10%	1,532,591
Total	1,532,591	10%	1,532,591

7. Intangible Assets

	December 31, 2018	December 31, 2019	December 31, 2020	June 30, 2021
	US$	US$	US$	US$
Land use right	5,230,123	5,743,026	6,583,696	6,583,696
Land use right Accumulated depreciation at December 31,	(150,896)	(237,232)	(803,380)	(850,149)
Land use right, net	5,079,227	5,505,794	5,780,316	5,733,547
Others	-	-	2,222	2,222
Others Accumulated depreciation at December 31,	-	-	(1,296)	(1,667)
Others use right, net	-	-	926	555
Goodwill				786,136

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
Huludao Longgang Wanxiang microfinance Co., Ltd.
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

12. Major related party transactions

June 30, 2021
Major related parties	US$
Anshan Guanghai Property Management Co., Ltd.	244,775.72
Bai Liyan	10,728,133.76
Bai Xu	303,117.22
Bai Yang	5,678,742.26
Beijing Minghe Jufeng Investment Management Co., Ltd.	383,147.63
Beijing Woze Handing Enterprise Management Co., Ltd.	3,831,476.34
Chaoshan kitchen (Guangdong Shantou kitchen)	81,717.73
Dalian Sanxing Building Development Co., Ltd.	8,238,390.42
Northeast state owned auction	834,256.36
Dong Lizhi	1,763,617.31
Gao Yuting	8,735,766.07
Guo Mei	697,328.69
Li Jun	852,160.40
Li Shengbo	5,091,962.36
Liaoning Cangyuan Investment Co., Ltd.	2,845,904.48
Liaoning Hualang Electronic Equipment Co., Ltd.	615,733.16
Liaoning Lidewu Trade Co., Ltd.	9,898,415.22
Liaoning LIANHANG Shenyan aircraft Co., Ltd.	28,700,056.71
Liaoning Pacific Real Estate Company	9,239,831.99
Liaoning Pacific Chain Network Technology Information Co., Ltd.	186,741.25
Liaoning Pacific Investment Co., Ltd.	45,407,032.29
Liaoning Tongfei General Aviation Club Co., Ltd.	43,061,462.89
Liaoning Tongfei Investment Co., Ltd.	50,060,917.74
Liaoning Yudong Trading Co., Ltd.	67,331,148.76
Panjin Guanghai Property Management Co., Ltd.	776,607.19
Panjin Hechuang Real Estate Marketing Planning Co., Ltd.	815,789.26
Panjin Pacific Real Estate Co., Ltd.	26,789,647.23
Shenyang Baiji Real Estate Development Co., Ltd.. (Shenbei project)	2,924,559.16
Shenyang Chengda Olympic management company	25,464,684.33
Shenyang Chunjiang Real Estate Co., Ltd.	3,242,812.26
Shenyang Guanghai Property Management Co., Ltd.	3,920,631.10
Shenyang Haojingxiang Real Estate Co., Ltd.	23,030,176.01
Shenyang Hongjian Aviation Technology Co., Ltd.	355,286.13
Shenyang Huixiang Yidong Trading Co., Ltd.	49,464,920.62
Shenyang Jinsheng Housing Development Co., Ltd.	25,628,522.80
Shenyang Langwan Decoration Engineering Co., Ltd.	20,345,804.97
Shenyang Leitu Flooring Material Co., Ltd.	6,651.44
Shenyang Lidewu Enterprise Management Co., Ltd.	176,121.63
Shenyang Qinjian culture media Co., Ltd.	320,400.46
Shenyang Ruibai Hotel Management Co., Ltd.	7,982,908.83
Shenyang UBS Investment Co., Ltd.	2,171,480.14
Shenyang ShanMeng Construction Group Co., Ltd.	742,601.84
Shenyang Pacific Xintiandi Real Estate Co., Ltd..	10,228,052.27
Shenyang General Aviation	194,830.76
Shenyang Xindini Trading Co., Ltd.	3,897,347.09
Shenyang Yuegangshan catering Co., Ltd.	434,926.24
Medical heart monitoring	957,221.72
Medical device development center	1,770,377.48
Total	516,454,197.69

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Amended Section 302 Certification by the Corporation's Principal Executive Officer *
31.2	Amended Section 302 Certification by the Corporation's Principal Financial Officer *
32.1	Amended Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
32.2	Amended Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
101	XBRL Instance Document (iXBRL)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101*
*	Filed Herewith

SIGNATURE

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ameritrust Corporation

By:	/s/Seong Y. Lee
Seong Y. Lee
President (Principal Executive Officer)
Dated: July __, 2022

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: July_, 2022	/s/Seong Y. Lee
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: July __, 2022	/s/Seong Y. Lee
Seong Y. Lee
Acting Chief Financial Officer

 Exhibit 32.1

AMENDED CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Ameritrust Corporation (the "Company") on Form 10-Q for the nine months ended June 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Seong Y. Lee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July __, 2022	/s/Seong Y. Lee
Seong Y. Lee
President

Exhibit 32.2

AMENDED CERTIFICATION PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Ameritrust Corporation (the "Company") on Form 10-Q for the nine months ended June 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Seong Y. Lee, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July __, 2022	/s/Seong Y. Lee
Seong Y. Lee
Acting Chief Financial Officer