Form 10-Q/A
period 2020-12-31
Ameritrust Corp
filed 2025-09-17
CIK 1372954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2 to Form 10-Q)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53371

AMERITRUST CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	1000	EIN 26-2877927
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

1712 Pioneer Ave., Suite 500

Cheyenne, WY 82001

Tel: (475) 217-6124

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	ATCC	OTC Pink

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large, accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated Filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,239,644,392,886 shares of Common Stock issued and outstanding as of August 31, 2025

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Ameritrust Corporation (the “Company”) for the quarter ended December 31, 2020, originally filed with the Securities and Exchange Commission on May 20, 2021 (the “Original Filing”).

This Amendment No. 2 to the Quarterly Report on Form 10-Q is being filed to correct and restate certain disclosures previously reported under the prior management of Ameritrust Corporation (“ATCC”). On September 30, 2024, the Securities and Exchange Commission announced that it had obtained final judgments in SEC v. Seong Yeol Lee and Ameritrust Corporation, et al., relating to a microcap fraud case involving the Company’s former Chief Executive Officer, Mr. Seong Yeol, Lee. Mr. Lee, who ceased serving as Chief Executive Officer on March 7, 2023 (the date of his passing), was responsible for the issuance of approximately 7 trillion shares of the Company’s common stock in connection with purported investments by certain China-based entities and related project development assets.

The current management of the Company has determined that such issuances and related asset recognitions were not supported by valid consideration, were not in compliance with U.S. GAAP, and cannot be recognized as legitimate transactions for financial reporting purposes. Accordingly, the Company has amended this Quarterly Report to derecognize the previously reported subsidiary contributions and associated project development assets, and to restate the financial statements as if the Company had remained dormant following the fiscal year ended September 30, 2020.

Notwithstanding these accounting restatements, the Company’s transfer agent records continue to reflect approximately 7 trillion shares of common stock issued and outstanding as of the latest practicable date. The Company is evaluating the appropriate corporate and legal actions necessary to reconcile its issued and outstanding share count with its restated financial position. Until such matters are resolved, investors should exercise caution and rely on the accompanying financial statements, which exclude the invalidated asset contributions.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Ameritrust Corporation (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

AMERITRUST CORPORATION

BALANCE SHEETS (UNAUDITED)

	December 31, 2020	September 30, 2020
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$2,551,600	$2,551,600
Net receivables and notes	5,992	5,992
Real estate under development and completed	766,210	766,210
Right to use assets	50,715	50,715
Other current assets	65,000	65,000
Total Current Assets	3,439,517	3,439,517
Non-Current Assets
Goodwill and intangible assets, net	786,136	786,136
Property, plant and equipment, net	-	-
Total Non-Current Assets	786,136	786,136
Total Assets	$4,225,653	$4,225,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$24,754	$24,754
Liability of right to use	50,715	50,715
Total Current Liabilities	75,469	75,469
Long term debt	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	75,469	75,469
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, par value $0.01; 9,999,999,999,999 shares authorized, 26,767,818 shares and 26,767,818 shares issued and outstanding as of December 31, 2020 and September 30, 2020 respectively	267,675	267,675
Additional paid in capital	4,782,993	4,782,993
Retained earnings	(900,484)	(900,484)
Total Stockholders’ Equity	4,150,184	4,150,184
Total Liabilities and Stockholders’ Equity	$4,225,653	$4,225,653

See accompanying notes to unaudited financial statements.

AMERITRUST CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the twelve
	months ended	months ended
	December 31, 2020	September 30, 2020
	(Unaudited)	(Audited)

REVENUES	$-	$-
OPERATING EXPENSES
Amortization of goodwill and intangible assets	-	-
Depreciation on property, plant and equipment	-	-
General and administrative expenses	-	782,000
Professional fees	-	-
Share based compensation	-	-
TOTAL OPERATING EXPENSES	-	782,000
OTHER INCOME (EXPENSES)
Interest expenses	-	(205)
Non-operating income	-	31,988
TOTAL OTHER INCOME/ (EXPENSES)	-	31,783
PROFIT/ (LOSS) FROM OPERATIONS	-	(750,217)
PROVISION FOR INCOME TAXES	-	-
NET PROFIT LOSS	$-	$(750,217)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	-	-
COMPREHENSIVE PROFIT/ (LOSS)	-	(750,217)
NET PROFIT LOSS PER SHARE: BASIC AND DILUTED	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,767,818	26,767,818

See accompanying notes to unaudited financial statements.

AMERITRUST CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended December 31, 2020 (Unaudited) and September 30, 2020 (Audited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2019	267,675,000	$267,675	$459,270	$(752,042)	$(25,097)
10:1 reverse stock split	(240,907,182)	-	-	-	-
Change of control	-	-	27,772	729,187	756,959
Joint control merger	-	-	4,295,951	(127,412)	4,168,439
Net loss	-	-	-	(750,217)	(750,217)
Balance, September 30, 2020	26,767,818	$267,675	$4,782,993	$(900,484)	$4,150,184

Balance, September 30, 2020	26,767,818	$267,675	$4,782,993	$(900,484)	$4,150,184
Net loss	-	-	-	-	-
Balance, December 31, 2020	26,767,818	$267,675	$4,782,993	$(900,484)	$4,150,184

See accompanying notes to unaudited financial statements.

AMERITRUST CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended December 31, 2020	For the twelves months ended September 30, 2020
	(Unaudited)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/ (loss)	$-	$(750,217)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortisation expenses	-	-
Depreciation expenses	-	-
Income from debt relief	-	(31,988)
Changes in operating assets and liabilities:
Increase (decrease) in other receivables	-	78,566
Increase (decrease) in accounts and notes payables	-	3,017
Increase (decrease) in other payable and accrued liabilities	-	(549)
NET CASH USED IN OPERATING ACTIVITIES	-	(701,171)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Joint control merger	-	3,252,771
NET CASH FROM INVESTMENT ACTIVITIES	-	3,252,771

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	-
NET CASH FROM FINANCING ACTIVITIES	-	-
NET INCREASE (DECREASE) IN CASH	-	2,551,600
Effects of currency translation on cash	-	-
Cash, beginning of period	2,551,600	-
Cash, end of period	$2,551,600	$2,551,600
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

AMERITRUST CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Ameritrust Corporation is a real estate holding, development and operation company, and looking for real estate investment. The goal is to acquire, hold, develop and operate commercial real estate.

On August 28, 2020, Ameritrust and Gryphon, two entities under common control, merged. The transaction does not meet the definition of a business combination. Our common stock trades on the OTC PINK Marketplace under the ticker symbol “ATCC” (formerly “GRYO”). The recording currency of the company is US dollar and the reporting currency is US dollar. On August 28, 2020, Ameritrust and Gryphon, two entities under common control, merged. The transaction does not meet the definition of a business combination.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As disclosed in Note 9 and Note 10, the Company’s prior management, under former Chief Executive Officer Mr. Seong Yeol Lee, caused the Company to issue approximately 7 trillion shares of common stock in connection with purported subsidiaries and project development assets. These transactions were subsequently determined by current management to lack valid consideration and were not in compliance with U.S. GAAP. As a result, such issuances and assets have been derecognized in the accompanying financial statements, which present the Company as dormant subsequent to the fiscal year ended September 30, 2020.

Although the Company’s transfer agent records continue to reflect approximately 7 trillion shares of common stock issued and outstanding, such shares are not recognized as valid equity instruments for accounting purposes. The Company is currently evaluating corporate and legal remedies to resolve this discrepancy.

The Company has not generated revenues since fiscal year 2020 and does not currently have operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

Management intends to preserve the Company’s corporate status, pursue potential restructuring opportunities, and seek appropriate regulatory remedies regarding the disputed share issuances. However, there can be no assurance that such plans will be successful or that the Company will be able to obtain financing or recommence operations. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is September 30.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Property, plant and Equipment

Property, plant and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterment that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. Depreciation is computed for financial statement purposes on a straight-line basis over the following estimated useful lives of the related assets.

Intangible assets

Intangible assets consist of contracts acquired in an asset purchase agreement (see Note 5). The estimated useful life of these assets was determined to be 3 years. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than it carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 31, 2020, that are of significance or potential significance to the Company.

Note 4 – Real Estate Property Under Development

The following is a description of the Company’s significant real estate transactions during the year ended September 30, 2020: - Purchased 23.45 acres of land in Bedford, NY for a total purchase price of $766,210.

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

Note 5 – Goodwill

When events and circumstances indicate that the book value cannot be recovered, the company measures goodwill at fair value on a non-recurring basis.

As of December 31, 2020, such assets or liabilities do not need to be regularly measured at fair value.

Note 6 – Right of Use Assets and Lease Liabilities

During August 2020, the Company entered into a financing lease for a vehicle. The lease requires monthly payments of $1,449 over a three year term that expires in August 2023.

Most leases contain renewal options for varying periods, which are at the Company’s sole discretion and included in the expected lease term if they are reasonably certain of being exercised. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of the lease as the rate implicit in the lease is typically not readily determinable.

Right of Use Assets:
Operating Right of Use Asset	$50,715

Right of Use Liabilities:
Operating Lease Liability	$50,715

As of December 31, 2020, operating lease maturities are as follows with total amount of $ 50,715.

Annual Year Ended September 30,
2021	$17,388
2022	$17,388
2023	$15,939

Note 7 – Income tax

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

The accounting of deferred income tax is based on the estimation of future results. The difference between the expected and actual results of these future results may have a significant impact on the company’s comprehensive operating results or financial position. In addition, changes in current federal and state tax laws and rates may affect future tax results and the valuation of the company’s deferred tax assets and liabilities.

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

Note 8 – STOCKHOLDERS’ EQUITY

Common Shares

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

Subsequent to the merger of Ameritrust and Gryphon in August 2020, the Company has authorized capital stock consisting of an unlimited number of shares of common stock and an unlimited number of shares of preferred stock. Therefore, as of December 31, 2020, the Company is authorized to issue unlimited shares of common stock with a par value of $0.01 and unlimited shares of preferred stock with a par value of $0.01.

Common Stock – Issued and Outstanding

At December 31, 2020 and September 30, 2020, there were 26,767,818 and 26,767,818 shares of common stock issued and outstanding, respectively.

Note 9 – Restatement of Previously Issued Financial Statements

On September 30, 2024, the Securities and Exchange Commission (“SEC”) announced that it had obtained final judgments in SEC v. Seong Yeol Lee and Ameritrust Corporation, et al., No. 3:23-cv-00125 (D. Conn.), a civil enforcement action involving the Company’s former Chief Executive Officer, Mr. Seong Yeol Lee. Mr. Lee was found liable in connection with a microcap fraud scheme. Mr. Lee ceased serving as the Company’s Chief Executive Officer on March 7, 2023, the date of his passing.

During Mr. Lee’s tenure, the Company reported that it had issued approximately 7 trillion shares of common stock in connection with purported investments by certain China-based entities. These issuances were presented as contributions of subsidiaries and project development rights, which were recorded as assets on the Company’s balance sheet.

Following the change in management, the Company has conducted a review of these transactions and determined that:

1.	The referenced subsidiaries and project development rights were not supported by verifiable ownership, contractual rights, or valid consideration;
2.	The recognition of such assets and related equity issuances was not in compliance with U.S. GAAP; and
3.	The reported transactions were the subject of the SEC’s enforcement action against Mr. Lee.

Accordingly, the Company has restated its financial statements to:

●	Derecognize the previously reported subsidiary contributions and project development assets;
●	Present the Company’s financial position as a dormant entity subsequent to the fiscal year ended September 30, 2020; and
●	Remove all references to the invalidated project developments from prior financial statements.

As of the date of this report, the Company’s transfer agent continues to reflect approximately 7 trillion shares of common stock issued and outstanding. These shares remain recorded on the Company’s shareholder ledger; however, they are not recognized as validly issued equity instruments for accounting purposes until and unless appropriate corporate and legal actions are taken to resolve the matter.

Management is actively evaluating the corporate, legal, and regulatory remedies available to reconcile the discrepancy between the number of shares reflected by the transfer agent and the financial statements presented herein. Until such resolution is achieved, the Company cautions investors that its financial statements exclude the previously reported asset contributions and related equity transactions.

Note 10 – SUBSEQUENT EVENTS

On March 7, 2023, Mr. Seong Yeol Lee, the Company’s then-Chief Executive Officer, passed away. As of that date, Mr. Lee ceased serving in any capacity with the Company.

On September 30, 2024, the Securities and Exchange Commission (“SEC”) announced that it had obtained final judgments in SEC v. Seong Yeol Lee and Ameritrust Corporation, et al., No. 3:23-cv-00125 (D. Conn.), a civil enforcement action involving Mr. Lee and the Company. The SEC alleged, and the Court found, that Mr. Lee and the Company engaged in conduct constituting microcap fraud.

As a result of these events, the Company’s current management has determined that the issuance of approximately 7 trillion shares of common stock and the recognition of related subsidiary contributions and project development assets were not supported by valid consideration, were inconsistent with U.S. GAAP, and cannot be recognized for financial reporting purposes. The Company has accordingly amended this Quarterly Report on Form 10-Q to restate its financial statements as if the Company had remained dormant following the fiscal year ended September 30, 2020.

Management continues to evaluate appropriate legal and regulatory remedies with respect to the 7 trillion shares of common stock recorded by the transfer agent but not recognized in the accompanying financial statements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statement represents management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Brief description of Ameritrust Corporation

Ameritrust Corporation, a Wyoming corporation (the “Company”), is the successor to Gryphon Resources, Inc., a Nevada corporation incorporated in Nevada in January 2006 (Gryphon”). Gryphon was originally incorporated under the name Gryphon Oil & Gas, Inc. Gryphon’s primary business focus was acquiring and exploring properties for the existence of commercially viable deposits of gold in Canada. In April 2008, Gryphon established a Turkish subsidiary named APM Madencilik Sanayi Ve Ticaret Limited Sirketi. The Turkish subsidiary was sold in September 2010 to an unrelated third party, and all operations in Turkey ceased.

Thereafter, Gryphon focused on mineral exploration and continued exploring for gold, silver, copper-porphyry and lithium on two different properties in the state of Arizona. In August 2012, Gryphon filed dissolution documents with the State of Nevada. In 2018, its corporate charter was reinstated and one of Gryphon’s shareholders was appointed as custodian. Since that time, it has since been seeking merger targets and has been evaluating various opportunities.

In March 2020, Mr. Seong Y. Lee purchased 142,500,000 shares of common stock of Gryphon, representing a majority of the outstanding shares, from Tourmeline Ventures, LLC for $0.0028 per share in cash. The purchase price was paid from personal funds of Mr. Lee and, as result, Mr. Lee became the controlling shareholder.

On August 28, 2020, Ameritrust and Gryphon, two entities under common control, merged. The transaction does not meet the definition of a business combination. Our common stock trades on the OTC PINK Marketplace under the ticker symbol “ATCC” (formerly “GRYO”).

General description of our activity

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditure since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the services provided in any facility in any jurisdiction which we would conduct activities.

FACILITIES

Our corporate office is located at 1712 Pioneer Ave., Suite 500, Cheyenne, WY 82001. We are not currently charged rent to utilize this space.

We own 23.45 acres of land in Bedford, NY for a total purchase price of $766,210, to be held for future real estate development.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus.

LEGAL PROCEEDINGS

On September 30, 2024, the Securities and Exchange Commission (“SEC”) announced that it had obtained final judgments in SEC v. Seong Yeol Lee and Ameritrust Corporation, et al., No. 3:23-cv-00125 (D. Conn.), a civil enforcement action involving the Company’s former Chief Executive Officer, Mr. Seong Yeol Lee. Mr. Lee was found liable in connection with a microcap fraud scheme.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a few forward-looking statements that reflect our current views regarding the future events and financial performance of Ameritrust Corporation

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. The words, such as “may,” “would,” “could,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “believe,” “intend” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, or our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; and (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward- looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

RESULTS OF OPERATION

Results of Operations for the three months ended December 31, 2020, and September 30, 2020:

The Company did not generate revenues during the three ended December 31, 2020 and continues to have no active business operations. The accompanying financial statements present the Company as dormant following the fiscal year ended September 30, 2020.

Previously reported project development activities and subsidiary contributions under the leadership of former Chief Executive Officer Mr. Seong Yeol Lee have been determined by current management to be unsupported by valid consideration and inconsistent with U.S. GAAP. Accordingly, such activities have been derecognized and are not reflected in the accompanying financial statements.

Operating expenses for the periods presented primarily consist of minimal general and administrative costs associated with maintaining the Company’s reporting status and corporate existence.

Management is evaluating potential strategic alternatives, including restructuring and corporate remedies with respect to the approximately 7 trillion shares of common stock reflected on the Company’s transfer agent records but not recognized in these financial statements. No assurances can be given as to the outcome of these evaluations or the timing of any future operations.

Liquidity and Capital Resources

As of December 31, 2020, the Company had minimal cash on hand and no revenues. The Company has not generated operating cash flows since the fiscal year ended September 30, 2020, and has relied on limited shareholder support to maintain its corporate and reporting obligations.

The Company has no current operating business, no credit facilities, and no committed sources of financing. Management anticipates that the Company will require additional capital to preserve its corporate status, remain current with its SEC reporting obligations, and evaluate potential strategic opportunities. There is no assurance that such financing will be available on acceptable terms, or at all.

In addition, as disclosed in Note 9, the Company’s transfer agent records continue to reflect approximately 7 trillion shares of common stock issued and outstanding. These shares are not recognized in the accompanying financial statements and remain subject to further legal and regulatory review. The resolution of this discrepancy may affect the Company’s capital structure and liquidity in future periods.

Management is actively exploring possible alternatives, including restructuring opportunities, settlement of legacy share issuances, and potential business combinations. Until such plans are implemented, the Company expects to continue operating in a dormant state with limited liquidity.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended December 31, 2020, we generated $0 in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended December 31, 2020, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended December 31, 2020, we generated $0 in financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 30, 2024, the Securities and Exchange Commission (“SEC”) announced that it had obtained final judgments in SEC v. Seong Yeol Lee and Ameritrust Corporation, et al., No. 3:23-cv-00125 (D. Conn.), a civil enforcement action involving the Company’s former Chief Executive Officer, Mr. Seong Yeol Lee. Mr. Lee was found liable in connection with a microcap fraud scheme.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERITRUST CORPORATION

Dated: September, 2, 2025	By:	/s/ Seok Song, Kang
Seok Song, Kang,
President and
Chief Executive Officer and
Chief Financial Officer

