Form 10-Q/A
period 2021-06-30
Ameritrust Corp
filed 2025-09-17
CIK 1372954

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

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Ameritrust Corporation (the “Company”) for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission on September 8, 2021 (the “Original Filing”).

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

AMERITRUST CORPORATION

BALANCE SHEETS (UNAUDITED)

	June 30, 2021	September 30, 2020
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$2,551,600	$2,551,600
Net receivables and notes	5,992	5,992
Real estate under development and completed	766,210	766,210
Right to use assets	50,715	50,715
Other current assets	65,000	65,000
Total Current Assets	3,439,517	3,439,517
Non-Current Assets
Goodwill and intangible assets, net	786,136	786,136
Property, plant and equipment, net	-	-
Total Non-Current Assets	786,136	786,136
Total Assets	$4,225,653	$4,225,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$24,754	$24,754
Liability of right to use	50,715	50,715
Total Current Liabilities	75,469	75,469
Long term debt	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	75,469	75,469
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, par value $0.01; 9,999,999,999,999 shares authorized, 26,767,818 shares and 26,767,818 shares issued and outstanding as of June 30, 2021 and September 30, 2020 respectively	267,675	267,675
Additional paid in capital	4,782,993	4,782,993
Retained earnings	(900,484)	(900,484)
Total Stockholders’ Equity	4,150,184	4,150,184
Total Liabilities and Stockholders’ Equity	$4,225,653	$4,225,653

See accompanying notes to unaudited financial statements.

AMERITRUST CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30, 2021	For the nine months ended June 30, 2021	For the twelve months ended September 30, 2020
	(Unaudited)	(Unaudited)	(Audited)
REVENUES	$-	$-	$-
OPERATING EXPENSES
Amortization of goodwill and intangible assets	-	-	-
Depreciation on property, plant and equipment	-	-	-
General and administrative expenses	-	-	782,000
Professional fees	-	-	-
Share based compensation	-	-	-
TOTAL OPERATING EXPENSES	-	-	782,000
OTHER INCOME (EXPENSES)
Interest expenses	-	-	(205)
Non-operating income	-	-	31,988
TOTAL OTHER INCOME/ (EXPENSES)	-	-	31,783
PROFIT/ (LOSS) FROM OPERATIONS	-	-	(750,217)
PROVISION FOR INCOME TAXES	-	-	-
NET PROFIT LOSS	$-	$-	$(750,217)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	-	-	-
COMPREHENSIVE PROFIT/ (LOSS)	-	-	(750,217)
NET PROFIT LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,767,818	26,767,818	26,767,818

See accompanying notes to unaudited financial statements.

AMERITRUST CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months and nine months ended June 30, 2021 (Unaudited) and September 30, 2020 (Audited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2019	267,675,000	$267,675	$459,270	$(752,042)	$(25,097)
10:1 reverse stock split	(240,907,182)	-	-	-	-
Change of control	-	-	27,772	729,187	756,959
Joint control merger	-	-	4,295,951	(127,412)	4,168,439
Net loss	-	-	-	(750,217)	(750,217)
Balance, September 30, 2020	26,767,818	$267,675	$4,782,993	$(900,484)	$4,150,184

Balance, September 30, 2020	26,767,818	$267,675	$4,782,993	$(900,484)	$4,150,184
Net loss	-	-	-	-	-
Balance, December 31, 2020	26,767,818	$267,675	$4,782,993	$(900,484)	$4,150,184
Net loss	-	-	-	-	-
Balance, March 31, 2021	26,767,818	$267,675	$4,782,993	$(900,484)	$4,150,184
Net loss	-	-	-	-	-
Balance, June 30, 2021	26,767,818	$267,675	$4,782,993	$(900,484)	$4,150,184

See accompanying notes to unaudited financial statements.

AMERITRUST CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended June 30, 2021	For the nine months ended June 30, 2021	For the twelves months ended September 30, 2020
	(Unaudited)	(Unaudited)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/ (loss)	$-	$-	$(750,217)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortisation expenses	-	-	-
Depreciation expenses	-	-	-
Income from debt relief	-	-	(31,988)
Changes in operating assets and liabilities:
Increase (decrease) in other receivables	-	-	78,566
Increase (decrease) in accounts and notes payables	-	-	3,017
Increase (decrease) in other payable and accrued liabilities	-	-	(549)
NET CASH USED IN OPERATING ACTIVITIES	-	-	(701,171)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Joint control merger	-	-	3,252,771
NET CASH FROM INVESTMENT ACTIVITIES	-	-	3,252,771

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	-	-
NET CASH FROM FINANCING ACTIVITIES	-	-	-
NET INCREASE (DECREASE) IN CASH	-	-	2,551,600
Effects of currency translation on cash	-	-	-
Cash, beginning of period	2,551,600	2,551,600	-
Cash, end of period	$2,551,600	$2,551,600	$2,551,600
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to unaudited financial statements.

AMERITRUST CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2021

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2021, that are of significance or potential significance to the Company.

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

As of June 30, 2021, operating lease maturities are as follows with total amount of $ 50,715.

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

Subsequent to the merger of Ameritrust and Gryphon in August 2020, the Company has authorized capital stock consisting of an unlimited number of shares of common stock and an unlimited number of shares of preferred stock. Therefore, as of June 30, 2021, the Company is authorized to issue unlimited shares of common stock with a par value of $0.01 and unlimited shares of preferred stock with a par value of $0.01.

Common Stock – Issued and Outstanding

At June 30, 2021 and September 30, 2020, there were 26,767,818 and 26,767,818 shares of common stock issued and outstanding, respectively.

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

RESULTS OF OPERATION

Results of Operations for the three months and nine months ended June 30, 2021, and September 30, 2020:

The Company did not generate revenues during the three and nine months ended June 30, 2021 and continues to have no active business operations. The accompanying financial statements present the Company as dormant following the fiscal year ended September 30, 2020.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had minimal cash on hand and no revenues. The Company has not generated operating cash flows since the fiscal year ended September 30, 2020, and has relied on limited shareholder support to maintain its corporate and reporting obligations.

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

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2021, we generated $0 in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended June 30, 2021, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended June 30, 2021, we generated $0 in financing activities.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

